Form 10-Q
period 2021-06-30
Horizon Acquisition Corp II
filed 2021-08-16
CIK 1821788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, 52,500,000 Class A ordinary shares, par value $0.0001 per share, and 13,125,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

HORIZON ACQUISITION CORPORATION II

Form 10-Q

For the Quarter ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HORIZON ACQUISITION CORPORATION II

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$511,547	$823,192
Prepaid expenses	360,639	510,017
Total current assets	872,186	1,333,209
Investments held in Trust Account	525,018,828	525,003,145
Total Assets	$525,891,014	$526,336,354

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$22,838	$6,000
Accrued expenses	2,463,164	208,037
Total current liabilities	2,486,002	214,037
Deferred underwriting commissions	12,950,000	12,950,000
Derivative warrant liabilities	27,807,000	45,156,670
Total Liabilities	43,243,002	58,320,707

Commitments and Contingencies (Note 6)

Class A ordinary shares; 52,500,000 and 52,500,000 shares subject to possible redemption at June 30, 2021 and December 31, 2020, respectively	525,000,000	525,000,000

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 13,125,000 shares issued and outstanding at June 30, 2021 and December 31, 2020.	1,313	1,313
Additional paid-in capital	—	—
Accumulated deficit	(42,353,301)	(56,985,666)
Total shareholders’ equity (deficit)	(42,351,988)	(56,984,353)
Total Liabilities and Shareholders’ Equity	$525,891,014	$526,336,354

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2021	June 30, 2021

General and administrative expenses	$1,837,801	$2,733,504
Loss from operations	(1,837,801)	(2,733,504)
Other income
Change in fair value of derivative liabilities	20,914,670	17,349,670
Interest income	298	516
Net gain on investments held in Trust Account	7,928	15,683
Net income	$19,085,095	$14,632,365

Basic and diluted weighted average shares outstanding of Class A ordinary shares	52,500,000	52,500,000
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00
Basic and diluted weighted average shares outstanding of Class B ordinary shares	13,125,000	13,125,000
Basic and diluted net income per share, Class B ordinary shares	$1.45	$1.11

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	—	$—	13,125,000	$1,313	$—	$(56,985,666)	$(56,984,353)
Net loss	—	—	—	—	—	(4,452,730)	(4,452,730)
Balance - March 31, 2021	—	$—	13,125,000	$1,313	$—	$(61,438,396)	$(61,437,083)
Net income	—	—	—	—	—	19,085,095	19,085,095
Balance - June 30, 2021	—	$—	13,125,000	$1,313	$—	$(42,353,301)	$(42,351,988)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net income	$14,632,365
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(17,349,670)
Net (gain) loss on investments held in Trust Account	(15,683)
Changes in operating assets and liabilities:
Prepaid expenses	149,378
Accounts payable	16,838
Accrued expenses	2,255,127
Net cash used in operating activities	(311,645)

Net decrease in cash	(311,645)

Cash - beginning of the period	823,192
Cash - end of the period	$511,547

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

As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from July 22, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and since offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of investment income on investments held in the Trust Account from proceeds of its Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Sponsor and Initial Public Offering

The Company’s sponsor is Horizon II Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on October 19, 2020. On October 22, 2020, the Company consummated its Initial Public Offering of 50,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $500.0 million, and incurring offering costs of approximately $19.6 million, inclusive of approximately $12.1 million in deferred underwriting commissions (Note 6). The underwriter was granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 5,175,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. The Underwriters exercised the over-allotment option on November 24, 2020 to purchase an additional 2,500,000 Units (the “Over-Allotment Units”), which closed on November 27, 2020 generating gross proceeds of $25.0 million (the “Over-Allotment”), and incurring additional offering costs of approximately $1.4 million in underwriting fees (inclusive of approximately $0.9 million in deferred underwriting fees).

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

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which was adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

The accompanying unaudited condensed financial statement should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K, as amended, filed by the Company with the SEC on May 18, 2021.

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Revision of Previously Issued Financial Statements

In preparation of the Company’s condensed financial statements as of and for the quarter ended June 30, 2021, the Company concluded it should revise the amounts previously recorded as Class A ordinary shares subject to possible redemption and components of Shareholders’ equity including Class A ordinary shares, Additional paid-in-capital, and Accumulated deficit. In the process of re-evaluating its financial statements, the Company revised its previously filed financial statements to classify all Class A ordinary shares as temporary equity and to record accretion on the shares of Class A common stock in accordance with ASC Topic 480, Distinguishing Liabilities from Equity. The Company had previously classified 6,198,436 shares of Class A ordinary shares as permanent equity as of December 31, 2020 which are now included in temporary equity.

The impact of the revision on the audited balance sheet as of December 31, 2020 is presented below.

	As Previously	Revision
Balance sheet as of December 31, 2020 (audited)	Reported	Adjustment	As Revised
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	463,015,640	61,984,360	525,000,000
Shareholders’ equity
Class A ordinary shares - $0.0001 par value	620	(620)	—
Additional paid-in captial	15,581,675	(15,581,675)	—
Accumulated deficit	(10,583,601)	(46,402,065)	(56,985,666)
Total shareholders’ equity (deficit)	5,000,007	(61,984,360)	(56,984,353)

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Liquidity and Going Concern

As of June 30, 2021, the Company had approximately $512,000 of cash held outside of the Trust Account and a working capital deficit of approximately $1.6 million.

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company's liquidity needs up to June 30, 2021 have been satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 5), a loan of approximately $161,000 pursuant to the Note issued to the Sponsor (Note 5). The Company repaid the Note in full on October 22, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company's liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management has determined that the working capital deficit raises substantial doubt about the Company's ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of income and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2021 or December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of June 30, 2021 and December 31, 2020 is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds.

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company's investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets. As of June 30, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, "Derivatives and Hedging" ("ASC 815"). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The change in fair value is recognized in the Company’s statements of operations. The fair value of warrants issued in connection with the Initial Public Offering, exercise of the over-allotment option and Private Placement were initially and subsequently measured at fair value using a Monte Carlo simulation model. Beginning as of December 31, 2020, the fair value of Public Warrants have been measured based on the listed market price of such the Public Warrants. The Private Placement Warrants continue to be measured at fair value using a Monte Carlo simulation model through June 30, 2021. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares within temporary equity. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Changes in redemption value are reflected in additional paid in capital, or in the absence of additional captial, in accumulated deficit. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 52,500,000 shares of Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

As part of the revision of its financial statements, the Company has classified all of the shares of Class A ordinary shares as redeemable. Immediately upon the closing of the Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A ordinary chares resulted in charges against additional paid-in capital and accumulated deficit.

The Class A ordinary shares subject to possible redemption reflected on the balance sheet as of December 31, 2020 and June 30, 2021 are reconciled in the following table:

Gross proceeds	525,000,000
Less:
Proceeds allocated to public warrants	(26,425,000)
Class A shares offering costs	(19,938,092)
Plus:
Accretion of carrying value to redemption value	46,363,092
Class A ordinary shares subject to possible redemption	525,000,000

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of shares of ordinary shares outstanding during the period. The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive as the exercise price of the warrants is in excess of the average ordinary shares price for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from EPS as the redemption value approximates fair value.

The Company’s unaudited condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the net gain on investments held in the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income, adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the net gain on investments held in the Trust Account.

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three	For the Six Months
	Months Ended	Ended June 30,
	June 30, 2021	2021
Class A ordinary shares
Numerator: Income allocable to Class A ordinary shares
Net gain on inverstments held in Trust Account	$7,928	$15,683
Less: Company’s portion available to be withdrawn to pay taxes	—	—
Net income attributable Class A ordinary shares	$7,928	$15,683
Denominator: Weighted average Class A ordinary shares
Basic and diluted weighted average shares outstanding, Class A ordinary shares	52,500,000	52,500,000
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00

Class B ordinary Shares
Numerator: Net income minus net income allocable to Class A ordinary shares
Net income	$19,085,095	$14,632,365
Net income allocable to Class A ordinary shares	(7,928)	(15,683)
Net income attributable to Class B ordinary shares	$19,077,167	$14,616,682
Denominator: Weighted average Class B ordinary shares
Basic and diluted weighted average shares outstanding, Class B ordinary shares	13,125,000	13,125,000
Basic and diluted net income per share, Class B ordinary shares	$1.45	$1.11

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Note 3 — Initial Public Offering

On October 22, 2020, the Company consummated its Initial Public Offering of 50,000,000 Units, at $10.00 per Unit, generating gross proceeds of $500.0 million, and incurring offering costs of approximately $19.6 million, inclusive of approximately $12.1 million in deferred underwriting commissions. The Sponsor purchased 15,500,000 Units (the “Sponsor IPO Units”) at the Initial Public Offering price. The underwriters did not receive any underwriting discounts or commissions on the Sponsor IPO Units.

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

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants are non-redeemable except as described below in Note 7 and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Note 5 — Related Party Transactions

Founder Shares

On August 7, 2020, the Sponsor paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 14,375,000 Class B ordinary shares (the “Founder Shares”). The Sponsor agreed to forfeit up to 1,875,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”) to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the IPO. On October 22, 2020, in connection with consummation of the Sponsor IPO Units, the Sponsor surrendered 581,250 Founder Shares to the Company for no consideration, thus reducing the amount of Class B ordinary shares subject to forfeiture to 1,293,750 Class B ordinary shares. As a result of the underwriters’ partial exercise of the over-allotment option, and the remainder of the over-allotment units expiring unexercised, on December 3, 2020, 668,750 Class B ordinary shares were automatically surrendered for no consideration by the Sponsor. As of June 30, 2021 and December 31, 2020, no remaining Class B ordinary shares were subject to forfeiture.

The Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or earlier if, subsequent to the initial Business Combination, the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, capitalization of shares, share dividends, rights issuances, subdivisions reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, and (B) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

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

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company agreed to pay the Sponsor a total of $10,000 per month, commencing on the date of listing on the NYSE, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. From the date the securities were first listed on the NYSE through June 30, 2021, the Sponsor waived this fee.

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

Note 6 — Commitments and Contingencies

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from October 16, 2020, the date of the final prospectus, related to the initial public offering, to purchase up to 5,175,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On November 27, 2020, the Company issued an additional of 2,500,000 Units at the Initial Public Offering price at $10.00 per Unit pursuant to the partial exercise of the underwriters’ over-allotment option.

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

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7 — Derivative Warrant Liabilities

As of June 30, 2021 and December 31, 2020, the Company had 17,500,000 and 6,266,667 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00:   Once the warrants become exercisable, the Company may call the outstanding warrants for redemption (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the last reported sale price (the “closing price”) of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00:   Once the warrants become exercisable, the Company may call the outstanding warrants for redemption (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;
●	if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and
●	if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting, and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 52,500,000 Class A ordinary shares issued and outstanding, including 52,500,000 Class A ordinary shares subject to possible redemption which have been reflected as temporary equity on the condensed balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 13,125,000 Class B ordinary shares outstanding, and no shares were subject to forfeiture.

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

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2021

		Significant Other	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets
Money market securities held in Trust Account	$525,018,828	$—	$—

Liabilities
Derivative warrant liabilities - Public Warrants	$20,475,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$7,332,000

December 31, 2020

		Significant Other	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets
Money market securities held in Trust Account	$525,003,145	$—	$—

Liabilities
Derivative warrant liabilities - Public Warrants	$33,250,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$11,906,670

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the three and six months ended June 30, 2021 there were no transfers to/from Levels 1, 2, and 3.

Level 1 assets include investments in mutual funds that invest in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Private Placement Warrants was initially and subsequently (each measurement date) measured using a Monte Carlo simulation model. The fair value of the Public Warrants were initially and subsequently measured at fair value using the Monte Carlo simulation model. Beginning as of December 31, 2020, the Public Warrants have been measured based on the listed market price of such warrants, a Level 1 measurement. For the three and six months ended June 30, 2021, the Company recognized a gain to the condensed statements of operations resulting from a decrease in the fair value of liabilities of approximately $20.9 and $17.3 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary share warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	June 30,	March 31,	December 31,
	2021	2021	2020
Volatility	19.2%	27.7%	25.8%
Share price	$9.77	$10.20	$10.33
Risk-free rate	0.87%	0.92%	0.36%
Dividend yield	0.0%	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities for the period for the six months ended June 30, 2021 is summarized as follows:

	Public Warrants	Private Warrants	Total
Warrant liabilities at December 31, 2020	$33,250,000	$11,906,670	$45,156,670
Change in fair value of warrant liabilities	2,625,000	940,000	3,565,000
Warrant liabilities at March 31, 2021	$35,875,000	$12,846,670	$48,721,670
Change in fair value of warrant liabilities	(15,400,000)	(5,514,670)	(20,914,670)
Warrant liabilities at June 30, 2021	$20,475,000	$7,332,000	$27,807,000

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, except as set forth above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

20

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

Our registration statement for the initial public offering became effective on October 19, 2020. On October 22, 2020, we consummated the initial public offering of 50,000,000 units, at $10.00 per unit, generating gross proceeds of $500.0 million, and incurring offering costs of approximately $19.6 million, inclusive of approximately $12.1 million in deferred underwriting commissions. The underwriter was granted a 45-day option from the date of the final prospectus relating to the initial public offering to purchase up to 5,175,000 additional units to cover over-allotments, if any, at $10.00 per unit. The Underwriters exercised the over-allotment option on November 24, 2020 to purchase an additional 2,500,000 units, which closed on November 27, 2020 generating gross proceeds of $25.0 million, and incurring additional offering costs of approximately $1.4 million in underwriting fees (inclusive of approximately $0.9 million in deferred underwriting fees).

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

Liquidity and Going Concern

As of June 30, 2021, we had approximately $512,000 in our operating bank account and a working capital deficit of approximately $1.6 million.

Our liquidity needs have been satisfied prior to the completion of the initial public offering through the payment of $25,000 from our sponsor to cover certain expenses on behalf of us in exchange for the issuance of the Founder Shares, a loan of approximately $161,000 pursuant to the Note (as defined below) issued to our sponsor. We repaid the Note in full on October 22, 2020. Subsequent to the consummation of the initial public offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the private placement not held in the trust account. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor may, but is not obligated to, provide us Working Capital Loans (as defined below). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, we have determined that the working capital deficit raises substantial doubt about our ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date we are required to liquidate. The unaudited condensed financial statements do not include any adjustment that might be necessary if are unable to continue as a going concern. Over this time period, we will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

We continue to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the dates of the condensed balance sheets. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity from inception through June 30, 2021 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, our search for an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had net income of approximately $19.1 million, which consisted of approximately $20.9 million gain in change in fair value of derivative warrant liabilities and approximately $8,000 in net gain from investments held in Trust Account, partly offset by approximately $1.8 million in general and administrative expenses.

For the six months ended June 30, 2021, we had net income of approximately $14.6 million, which consisted of approximately $17.3 million gain in change in fair value of derivative warrant liabilities and $16,000 in net gain from investments held in Trust Account, partly offset by approximately $2.7 million in general and administrative expenses.

Related Party Transactions

Founder Shares

On August 7, 2020, our sponsor paid an aggregate of $25,000 for certain expenses on behalf of us in exchange for issuance of 14,375,000 Class B ordinary shares. Our sponsor agreed to forfeit up to 1,875,000 Class B ordinary shares, par value $0.0001 to the extent that the over-allotment option is not exercised in full by the underwriters, so that the sounder shares will represent 20% of our issued and outstanding shares after the IPO. On October 22, 2020, in connection with consummation of our sponsor IPO units, our s surrendered 581,250 founder shares to us for no consideration, thus reducing the amount of Class B ordinary shares subject to forfeiture to 1,293,750 Class B ordinary shares. As a result of the underwriters’ partial exercise of the over-allotment option, and the remainder of the over-allotment units expiring unexercised, on December 3, 2020, 668,750 Class B ordinary shares were automatically surrendered for no consideration by the sponsor. As of June 30, 2021 and December 31, 2020, no remaining Class B ordinary shares were subject to forfeiture.

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

Each whole private placement warrant is exercisable for one whole share of Class A ordinary shares at a price of $11.50 per share. If we do not complete a business combination within the Combination Period, the private placement warrants will expire worthless. The private placement warrants will be non-redeemable except as described in the accompanying financial statements and exercisable on a cashless basis so long as they are held by our sponsor or its permitted transferees.

Our sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their private placement warrants until 30 days after the completion of the initial business combination.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a business combination, we may repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, we had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of the initial business combination or the liquidation, we agreed to pay our sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to our management team. From the date the securities were first listed on the NYSE through June 30, 2021, our sponsor waived the fee.

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

The underwriter was entitled to an underwriting discount of $0.20 per unit (excluding the sponsor IPO units), or $8.9 million in the aggregate, paid upon the closing of the initial public offering. In addition, $0.35 per unit (excluding the Affiliated units), or $17.5 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the trust account solely in the event we complete a business combination, subject to the terms of the underwriting agreement.

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

Investments Held in the Trust Account

Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary. Changes in redemption value are reflected in additional paid in capital, or in the absence of additional capital, in accumulated deficit. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 52,500,00 shares of Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the accompanying condensed balance sheets.

As part of the revision of its financial statements, the Company has classified all of the shares of Class A ordinary shares as redeemable. Immediately upon the closing of the Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A ordinary chares resulted in charges against additional paid-in capital and accumulated deficit.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, "Derivatives and Hedging" ("ASC 815"). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The change in fair value is recognized in the Company’s condensed statements of operations. The fair value of warrants issued in connection with the Initial Public Offering, exercise of the over-allotment option and Private Placement were initially and subsequently measured at fair value using a Monte Carlo simulation model. Beginning as of December 31, 2020, the fair value of the Public Warrants have been measured based on listed market price of the Public Warrants. The Private Placement Warrants continue to be measured at fair value using a Monte Carlo simulation model through June 30, 2021. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive as the exercise price of the warrants is in excess of the average ordinary shares price for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from EPS as the redemption value approximates fair value.

The Company’s unaudited condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the net gain on investments held in the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income, adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B Ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the net gain on investment held in the Trust Account.

Recent Accounting Pronouncements

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

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a 15 (e) and 15d 15 (e) under the Exchange Act) were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting described in “Management’s Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10 K/A as filed with the SEC on May 18, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10 Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management implemented changes in internal control over financial reporting designed to remediate a material weakness solely related to the presentation and accounting of the Company’s warrants as equity instead of liabilities. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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
31.1

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

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Date File - the cover page XBRL tags are embedded within the Inline XBRL document
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

Dated: August 16, 2021		HORIZON ACQUISITION CORPORATION II
	By:	/s/ Todd L. Boehly
	Name:	Todd L. Boehly
	Title:	Chief Executive Officer and Chief Financial Officer