Form 10-Q
period 2021-09-30
Horizon Acquisition Corp II
filed 2021-11-15
CIK 1821788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Class A ordinary shares included as part of the units	HZON	The New York Stock Exchange

Redeemable warrants included as part of the units; each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	HZON.WS	The New York Stock Exchange

Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	HZON.U	The New York Stock Exchange

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes            ☐    No            ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes            ☒    No            ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        ☒ No        ☐

As of November 15, 2021, 52,500,000 Class A ordinary shares, par value $0.0001 per share, and 13,125,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

HORIZON ACQUISITION CORPORATION II

Form 10-Q

For the Quarter ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the Period From July 22, 2020 (inception) through September 30, 2020	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and for the Period From July 22, 2020 (inception) through September 30, 2020	3
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period From July 22, 2020 (inception) through September 30, 2020	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HORIZON ACQUISITION CORPORATION II

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$402,172	$823,192
Prepaid expenses	309,477	510,017
Total current assets	711,649	1,333,209
Investments held in Trust Account	525,026,756	525,003,145
Total Assets	$525,738,405	$526,336,354

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$5,217	$6,000
Accrued expenses	2,459,863	208,037
Total current liabilities	2,465,080	214,037
Deferred underwriting commissions	12,950,000	12,950,000
Derivative warrant liabilities	21,390,000	45,156,670
Total Liabilities	36,805,080	58,320,707

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 52,500,000 shares at September 30, 2021 and December 31, 2020 (at redemption value of $10.00 per share)	525,000,000	525,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 0 shares issued and outstanding (excluding shares subject to possible redemption) at September 30, 2021 and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 13,125,000 shares issued and outstanding at September 30, 2021 and December 31, 2020.	1,313	1,313
Additional paid-in capital	—	—
Accumulated deficit	(36,067,988)	(56,985,666)
Total shareholders’ deficit	(36,066,675)	(56,984,353)
Total Liabilities and Shareholders’ Deficit	$525,738,405	$526,336,354

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			For the Period From
	For the Three	For the Nine	July 22, 2020
	Months Ended	Months Ended	(inception) through
	September 30, 2021	September 30, 2021	September 30, 2020

General and administrative expenses	$139,827	$2,873,332	$19,380
Loss from operations	(139,827)	(2,873,332)	(19,380)
Other income
Change in fair value of derivative liabilities	6,417,000	23,766,670	—
Interest income	212	729	—
Net gain on investments held in Trust Account	7,928	23,611	—
Net income (loss)	$6,285,313	$20,917,678	$(19,380)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	52,500,000	52,500,000	—
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00	$—
Basic and diluted weighted average shares outstanding of Class B ordinary shares	13,125,000	13,125,000	13,125,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.48	$1.59	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	—	$—	13,125,000	$1,313	$—	$(56,985,666)	$(56,984,353)
Net loss	—	—	—	—	—	(4,452,730)	(4,452,730)
Balance - March 31, 2021	—	—	13,125,000	1,313	—	(61,438,396)	(61,437,083)
Net income	—	—	—	—	—	19,085,095	19,085,095
Balance - June 30, 2021	—	—	13,125,000	1,313	—	(42,353,301)	(42,351,988)
Net income	—	—	—	—	—	6,285,313	6,285,313
Balance - September 30, 2021	—	$—	13,125,000	$1,313	$—	$(36,067,988)	$(36,066,675)

FOR THE PERIOD FROM JULY 22, 2020 (INCEPTION) THORUGH SEPTEMBER 30, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares*	Amount	Capital	Deficit	Equity (Deficit)
Balance - July 22, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	14,375,000	1,438	23,562	—	25,000
Net loss	—	—	—	—	—	(19,380)	(19,380)
Balance - September 30, 2020 (unaudited)	—	$—	14,375,000	$1,438	$23,562	$(19,380)	$5,620

*	This number includes 581,250 and 668,750 Founder Shares that were subsequently surrendered for no consideration in connection with the consummation of the Initial Public Offering and expiration of the over-allotment option, respectively (See Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months	For the Period From July 22,
	Ended	2020 (inception)
	September 30,	through September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$20,917,678	$(19,380)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(23,766,670)	—
Net (gain) loss on investments held in Trust Account	(23,611)	—
Changes in operating assets and liabilities:
Prepaid expenses	200,540	19,380
Accounts payable	(783)	—
Accrued expenses	2,251,826	—
Net cash used in operating activities	(421,020)	—

Net decrease in cash	(421,020)	—

Cash - beginning of the period	823,192	—
Cash - end of the period	$402,172	$—

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accounts payable	$—	$23,450
Deferred offering costs included in accrued expenses	$—	$280,200
Deferred offering costs included in note payable - related party	$—	$161,385
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

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

As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from July 22, 2020 (inception) through September 30, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and since offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of investment income on investments held in the Trust Account from proceeds of its Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

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

Liquidity and Going Concern

As of September 30, 2021, the Company had approximately $402,000 of cash held outside of the Trust Account and a working capital deficit of approximately $1.8 million.

The Company's liquidity needs up to September 30, 2021, have been satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 5), a loan of approximately $161,000 pursuant to the Note issued to the Sponsor (Note 5). The Company repaid the Note in full on October 22, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company's liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 5). As of September 30, 2021, and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

The Company has until October 22, 2022 to consummate a business combination and it is uncertain that the Company will be able to by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the working capital deficit and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2021 or December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of September 30, 2021, and December 31, 2020 are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets. As of September 30, 2021, and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments.

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

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The change in fair value is recognized in the Company’s statements of operations. The fair value of the Public Warrants was initially measured at fair value using the Monte Carlo simulation model. Beginning as of December 31, 2020, the fair value of Public Warrants has been measured based on the listed market price of such the Public Warrants. The fair value of the Private Placement Warrants was initially and subsequently measured using a Monte Carlo simulation model. Beginning as of September 30, 2021, the fair value of the Private Placement Warrants has been measured based on the listed market price of the Public Warrants, which represent an observable market quote for a similar asset in an active market. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Changes in redemption value are reflected in additional paid in capital, or in the absence of additional captial, in accumulated deficit. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 52,500,000 shares of Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. Immediately upon the closing of the Public Offering, the Company recognized accretion from initial book value to redemption value that was reflected as a charge against additional paid in capital and accumulated deficit.

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets as of September 30, 2021 and December 31, 2020, are reconciled in the following table:

Gross proceeds	$525,000,000
Less:
Proceeds allocated to public warrants	(26,425,000)
Class A shares offering costs	(19,938,092)
Plus:
Accretion of carrying value to redemption value	46,363,092
Class A ordinary shares subject to possible redemption	$525,000,000

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021 or December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of shares of ordinary shares outstanding during the period. The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive as the exercise price of the warrants is in excess of the average ordinary shares price for the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from EPS as the redemption value approximates fair value.

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

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

		For the Nine Months	For the Period
		Ended	From July 22, 2020
	For the Three Months Ended	September 30,	(inception) through
	September 30, 2021	2021	September 30, 2020
Class A ordinary shares
Numerator: Income allocable to Class A ordinary shares
Net gain on investments held in Trust Account	$7,928	$23,611	$—
Less: Company’s portion available to be withdrawn to pay taxes	—	—	—
Net income attributable Class A ordinary shares	$7,928	$23,611	$—
Denominator: Weighted average Class A ordinary shares
Basic and diluted Weighted average shares outstanding, Class A ordinary shares	52,500,000	52,500,000	—
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00	$—

Class B ordinary Shares
Numerator: Net income (loss) minus net income allocable to Class A ordinary shares
Net income (loss)	$6,285,313	$20,917,678	$(19,380)
Net income allocable to Class A ordinary shares	(7,928)	(23,611)	—
Net income (loss) attributable to Class B ordinary shares	$6,277,385	$20,894,067	$(19,380)
Denominator: Weighted average Class B ordinary shares
Basic and diluted Weighted average shares outstanding, Class B ordinary shares	13,125,000	13,125,000	13,125,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.48	$1.59	$(0.00)

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

The Company does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

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

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

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

If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants are non-redeemable except as described below in Note 7 and are exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Note 5 — Related Party Transactions

Founder Shares

On August 7, 2020, the Sponsor paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 14,375,000 Class B ordinary shares (the “Founder Shares”). The Sponsor agreed to forfeit up to 1,875,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”) to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the IPO. On October 22, 2020, in connection with consummation of the Sponsor IPO Units, the Sponsor surrendered 581,250 Founder Shares to the Company for no consideration, thus reducing the amount of Class B ordinary shares subject to forfeiture to 1,293,750 Class B ordinary shares. As a result of the underwriters’ partial exercise of the over-allotment option, and the remainder of the over-allotment units expiring unexercised, on December 3, 2020, 668,750 Class B ordinary shares were automatically surrendered by the Sponsor for no consideration. As of September 30, 2021, and December 31, 2020, no remaining Class B ordinary shares were subject to forfeiture.

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

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company agreed to pay the Sponsor a total of $10,000 per month, commencing on the date of listing on the NYSE, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. From the date the securities were first listed on the NYSE through September 30, 2021, the Sponsor waived this fee.

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

In connection with the consummation of the sale of Units pursuant to the over-allotment option on November 27, 2020, the underwriters were entitled to an additional fee of approximately $1.4 million paid upon closing inclusive of deferred underwriting commissions of approximately $0.9 million.

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

Note 7 — Derivative Warrant Liabilities

As of September 30, 2021 and December 31, 2020, the Company had 17,500,000 and 6,266,667 Public Warrants and Private Placement Warrants, respectively, outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares held by the Initial Shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 10-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price See “— Redemption of warrants when the price per class A ordinary share equals or exceeds $18.00”and “— Redemption of warrants when the price per class A ordinary share equals or exceeds $10.00”as described below).

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

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting, and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, and December 31, 2020, there were 52,500,000 Class A ordinary shares issued and outstanding, including 52,500,000 Class A ordinary shares subject to possible redemption, which have been reflected as temporary equity on the condensed balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, and December 31, 2020, there were 13,125,000 Class B ordinary shares outstanding, and no shares were subject to forfeiture.

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

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021, and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2021

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$525,026,756	$—	$—

Liabilities
Derivative warrant liabilities - Public Warrants	$15,750,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$5,640,000	$—

December 31, 2020

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$525,003,145	$—	$—

Liabilities
Derivative warrant liabilities - Public Warrants	$33,250,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$11,906,670

Level 1 assets include investments in mutual funds that invest in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants was initially measured at fair value using the Monte Carlo simulation model. Beginning as of December 31, 2020, the Public Warrants have been measured based on the listed market price of such warrants, a Level 1 measurement. The fair value of the Private Placement Warrants was initially and subsequently measured using a Monte Carlo simulation model. As of September 30, 2021, the Private Placement Warrants transferred to Level 2 due to being measured using an observable market quote for a similar asset in an active market. Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurement during September 2021 was $5.6 million.

For the three and nine months ended September 30, 2021, the Company recognized a gain to the condensed statements of operations resulting from a decrease in the fair value of liabilities of approximately $6.4 and $23.8 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

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

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

December 31, 2020
Volatility	25.8%
Share price	$10.33
Risk-free rate	0.36%
Dividend yield	0.0%

The change in the fair value of the derivative warrant liabilities for the nine month period ended September 30, 2021, is summarized as follows:

	Public Warrants	Private Warrants	Total
Warrant liabilities at December 31, 2020	$33,250,000	$11,906,670	$45,156,670
Change in fair value of warrant liabilities	2,625,000	940,000	3,565,000
Warrant liabilities at March 31, 2021	35,875,000	12,846,670	48,721,670
Change in fair value of warrant liabilities	(15,400,000)	(5,514,670)	(20,914,670)
Warrant liabilities at June 30, 2021	20,475,000	7,332,000	27,807,000
Change in fair value of warrant liabilities	(4,725,000)	(1,692,000)	(6,417,000)
Warrant liabilities at September 30, 2021	$15,750,000	$5,640,000	$21,390,000

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

Liquidity and Going Concern

As of September 30, 2021, we had approximately $402,000 in our operating bank account and a working capital deficit of approximately $1.8 million.

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through the payment of $25,000 from our sponsor to cover certain expenses on behalf of us in exchange for the issuance of the Founder Shares, a loan of approximately $161,000 pursuant to the Note (as defined below) issued to our sponsor. We repaid the Note in full on October 22, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the private placement not held in the trust account. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor may, but is not obligated to, provide us Working Capital Loans (as defined below). As of September 30, 2021, and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

The Company has until October 22, 2022 to consummate a business combination and it is uncertain that the Company will be able to by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the working capital deficit and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustment that might be necessary if are unable to continue as a going concern. Over this time period, we will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

We continue to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the dates of the condensed balance sheets. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity from inception through September 30, 2021, was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, our search for an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had net income of approximately $6.3 million, which consisted of approximately $6.4 million gain in change in fair value of derivative warrant liabilities and approximately $8,000 in net gain on investments held in Trust Account, partly offset by approximately $140,000 in general and administrative expenses.

For the nine months ended September 30, 2021, we had net income of approximately $20.9 million, which consisted of approximately $23.8 million gain in change in fair value of derivative warrant liabilities and $24,000 in net gain on investments held in Trust Account, partly offset by approximately $2.9 million in general and administrative expenses.

For the period from July 22, 2020 (inception) through September 30, 2020, we had a net loss of approximately $19,000, which consisted primarily of general and administrative expenses.

Related Party Transactions

Founder Shares

On August 7, 2020, our sponsor paid an aggregate of $25,000 for certain expenses on behalf of us in exchange for issuance of 14,375,000 Class B ordinary shares. Our sponsor agreed to forfeit up to 1,875,000 Class B ordinary shares, par value $0.0001 to the extent that the over-allotment option is not exercised in full by the underwriters, so that the sounder shares will represent 20% of our issued and outstanding shares after the IPO. On October 22, 2020, in connection with consummation of our sponsor IPO units, our sponsor surrendered 581,250 Founder Shares to us for no consideration, thus reducing the amount of Class B ordinary shares subject to forfeiture to 1,293,750 Class B ordinary shares. As a result of the underwriters’ partial exercise of the over-allotment option, and the remainder of the over-allotment units expiring unexercised, on December 3, 2020, 668,750 Class B ordinary shares were automatically surrendered for no consideration by the sponsor. As of September 30, 2021, and December 31, 2020, no remaining Class B ordinary shares were subject to forfeiture.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a business combination, we may repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, we had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination or the liquidation, we agreed to pay our sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to our management team. From the date the securities were first listed on the NYSE through September 30, 2021, our sponsor waived the fee.

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

In connection with the consummation of the sale of units pursuant to the over-allotment option on November 27, 2020, the underwriters were entitled to an additional fee of approximately $1.4 million paid upon closing inclusive of deferred underwriting commissions of approximately $0.9 million.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Changes in redemption are reflected in additional paid in capital, or in the absence of additional captial, in accumulated deficit. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 52,500,000 shares of Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. Immediately upon the closing of the Public Offering, the Company recognized accretion from initial book value to redemption value that was reflected as a charge against additional paid in capital and accumulated deficit.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The change in fair value is recognized in the Company’s condensed statements of operations. The fair value of the Public Warrants was initially measured at fair value using the Monte Carlo simulation model. Beginning as of December 31, 2020, the fair value of the Public Warrants have been measured based on listed market price of the Public Warrants. The fair value of the Private Placement Warrants was initially and subsequently measured using a Monte Carlo simulation model. Beginning as of September 30, 2021, the fair value of the Private Placement Warrants has been measured based on the listed market price of the Public Warrants, which represent an observable market quote for a similar asset in an active market. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of shares of ordinary shares outstanding during the period. The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive as the exercise price of the warrants is in excess of the average ordinary shares price for the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from EPS as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer or persons performing similar functions, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, other than as described herein, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the second quarter of 2021 and to enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.

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

Dated: November 15, 2021		HORIZON ACQUISITION CORPORATION II
	By:	/s/ Todd L. Boehly
	Name:	Todd L. Boehly
	Title:	Chief Executive Officer and Chief Financial Officer