Form 10-K/A
period 2020-12-31
Horizon Acquisition Corp II
filed 2022-02-24
CIK 1821788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of February 24, 2022, 52,500,000 Class A ordinary shares, par value $0.0001, and 13,125,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Horizon Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 2 ("Amendment No. 2") to the Annual Report on Form 10-K/A amends Amendment No. 1 to the Annual Report on Form 10-K/A of Horizon Acquisition Corp. as of and for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on May 18, 2021 (the “First Amended Filing”).

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on October 22, 2020 and Over-Allotment on November 27, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Therefore, on February 17, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of October 22, 2020 (the "Post-IPO Balance Sheet"), as previously restated in the First Amended Filing, (ii) audited financial statements for the period as of and ending December 31, 2020 as previously restated in the First Amended Filing, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021, (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021, and (v) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (collectively, the “Affected Periods”), should be restated to report all Class A ordinary shares as temporary equity and restate earnings per share and should no longer be relied upon.

As such, the Company will restate its financial statements for the Affected Periods in this Form 10-K/A for the Post-IPO Balance Sheet and the Company's audited financial statements included in the 2020 Form 10-K/A No. 1. The unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021, and September 30, 2021 will be restated in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Form 10-Q/A”).

The restatement does not have an impact on the Company’s cash position or investments held in the trust account established in connection with the IPO and Over-Allotment (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in Item 9A of Part II to this Amendment No. 2.

We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

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

Except as described above, no other information included in the Annual Report on Form 10-K of the Company as of and for the period ended December 31, 2020, as filed with the SEC on March 31, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing.

We have not amended our previously filed Post-IPO Balance Sheet, dated October 22, 2020, on Form 8-K. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K/A (this “Report”), references to:

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

As described elsewhere in our First Amended Filing, we identified a material weakness in our internal control over financial reporting related to the accounting for warrants we issued in connection with our initial public offering in October 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the affected periods.

As described elsewhere in this Amendment No. 2, subsequently we identified an error in our accounting related to the Company’s application of ASC 480-10-S99-3A to the classification of our redeemable Public Shares and presentation of earnings per share. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares, see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report. As a result, our management has concluded that the controls surrounding the error should be aggregated with the previously determined error as a control deficiency around the interpretation and accounting for certain complex financial instruments.

To respond to the material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness, see Part II, Item 9A: Controls and Procedures included in this Annual Report on Form 10-K/A.

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

In connection with the consummation of the sale of units pursuant to the over-allotment option on November 27, 2020, the underwriters were entitled to an additional fee of approximately $1.4 million upon closing inclusive of deferred underwriting commissions of approximately $0.9 million.

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

In this Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A of Horizon Acquisition Corporation II (the "Company") for the fiscal year ended December 31, 2020, we are restating (i) our audited financial statement as of October 22, 2020, and (ii) our audited financial statements as of December 31, 2020, and for the period from July 22, 2020 (inception) to December 31, 2020.

We have re-evaluated our application of ASC 480-10-S99-3A to the accounting classification of our Public Shares, issued as part of the units sold in our initial public offering (the “IPO”) on October 22, 2020 and Over-Allotment on November 27, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that we will not redeem its Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in our Amended and Restated Memorandum and Articles of Association (the “Charter”). Pursuant to such re-evaluation, we have determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in our Charter. In addition, in connection with the change in presentation for the Public Shares, we determined we should restate our earnings per share calculation to allocate income and losses pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of our Company.

Therefore, on February 17, 2022, our management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of October 22, 2020 (the "Post-IPO Balance Sheet"), as previously restated in the First Amended Filing, (ii) audited financial statements as of and for the period ended December 31, 2020 as previously restated in the First Amended filing, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021, (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021, and (v) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (collectively, the “Affected Periods”), should be restated to report all Class A ordinary shares as temporary equity and restate earnings per share and should no longer be relied upon.

As such, the Company is restating its financial statements for the Affected Periods in this Form 10-K/A for the Post-IPO Balance Sheet and the Company's audited financial statements included in the First Amended Filing. The unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021, and September 30, 2021 will be restated in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period September 30, 2021, to be filed with the SEC (the “Form 10-Q/A”).

The restatement does not have an impact on the Company’s cash position or investments held in the trust account established in connection with the IPO and Over-Allotment (the “Trust Account”).

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Annual Report on Form 10-K/A.

The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 2, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon. The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report on Form 10-K/A including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Annual Report on Form 10-K/A, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report on Form 10-K/A. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, those detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

For the period from July 22, 2020 (inception) through December 31, 2020, we had a loss of approximately $10.6 million, which consisted of approximately $0.3 million in general and administrative expenses, approximately $9.3 million loss from changes in fair value of derivative warrant liabilities and approximately $1.1 million of financing costs, offset by approximately $3,000 in net gains from investments held in trust account.

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

Liquidity and Going Concern

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

Subsequent to our previously issued Annual Report on Form 10-K/A for the annual period ended December 31, 2020, as filed with the SEC on May 18, 2021, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, Presentation of Financial Statements - Going Concern” management has determined that if the Company is unable to complete a Business Combination by October 22, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. Additionally, as of the date of this filing, the Company has a working capital deficit. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

The underwriters were entitled to an underwriting discount of $0.20 per unit (excluding the sponsor IPO units), or $6.9 million, paid upon the closing of the initial public offering. In addition, $0.35 per unit (excluding the Affiliated units), or $12.1 million will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

In connection with the consummation of the sale of units pursuant to the over-allotment option on November 27, 2020, the underwriters were entitled to an additional fee of approximately $1.4 million upon closing inclusive of deferred underwriting commissions of approximately $0.9 million.

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

Class A Ordinary Shares Subject to Possible Redemption

Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 52,500,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying Balance Sheet.

Under ASC 480-10-S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Immediately upon the closing of the Initial Public Offering and Over-Allotment, we recognized the remeasurement from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

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

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including the exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 23,766,667 of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from July 22, 2020 (inception) through December 31, 2020. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2020, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of October 22, 2020, its annual financial statements for the period ended December 31, 2020, and its interim financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of financial instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Amendment No. 2 present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Management’s Report of Internal Controls over Financial Reporting

This Annual Report on Form 10-K as amended does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex equity and equity-linked instruments issued by the Company. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

February 24, 2022

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

/s/ Todd Boehly
Todd Boehly	Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer and Director	February 24, 2022

/s/ Jason Robins
Jason Robins	Director	February 24, 2022

/s/ Asif Satchu
Asif Satchu	Director	February 24, 2022

/s/ Modi Wiczyk
Modi Wiczyk	Director	February 24, 2022

/s/ Cindy Holland
Cindy Holland	Director	February 24, 2022

/s/ Stephen Sautel
Stephen Sautel	Director	February 24, 2022

/s/ Zachary Warren
Zachary Warren	Director	February 24, 2022

HORIZON ACQUISITION CORPORATION II

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Horizon Acquisition Corporation II

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Horizon Acquisition Corporation II (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from July 22, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 22, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by October 22, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the financial statements have been restated to correct certain misstatements.

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

New York, New York

May 18, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is February 24, 2022

HORIZON ACQUISITION CORPORATION II

BALANCE SHEET

As Restated – See Note 2

DECEMBER 31, 2020

Assets
Current assets:
Cash	$823,192
Prepaid expenses	510,017
Total current assets	1,333,209
Investments held in Trust Account	525,003,145
Total Assets	$526,336,354

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit
Current liabilities:
Accounts payable	$6,000
Accrued expenses	208,037
Total current liabilities	214,037
Derivative warrant liabilities	45,156,670
Deferred underwriting commissions	12,950,000
Total Liabilities	58,320,707

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to possible redemption; 52,500,000 shares (at redemption value of $10.00 per share)	525,000,000

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; no non-redeemable shares issued or outstanding	-
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 13,125,000 shares issued and outstanding	1,313
Additional paid-in capital	-
Accumulated deficit	(56,985,666)
Total Shareholders’ Deficit	(56,984,353)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$526,336,354

The accompanying notes are an integral part of these financial statements.

HORIZON ACQUISITION CORPORATION II

STATEMENT OF OPERATIONS

As Restated – See Note 2

FOR THE PERIOD FROM JULY 22, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

General and administrative expenses	$249,892
Loss from operations	(249,892)
Other income (expense)
Change in fair value of derivative warrant liabilities	(9,269,010)
Financing cost – derivative warrant liabilities	(1,067,843)
Net gain from investments held in Trust Account	3,144
Net loss	$(10,583,601)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	24,744,898
Basic and diluted net loss per share, Class A ordinary shares	$(0.28)
Basic and diluted weighted average shares outstanding of Class B ordinary shares	12,648,810
Basic and diluted net loss per share, Class B ordinary shares	$(0.28)

The accompanying notes are an integral part of these financial statements.

HORIZON ACQUISITION CORPORATION II

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

As Restated – See Note 2

FOR THE PERIOD FROM JULY 22, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - July 22, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	14,375,000	1,438	23,562	-	25,000
Excess of fair value of private placement warrants over cash received	-	-	-	-	(23,687)	(38,973)	(62,660)
Forfeiture of Class B ordinary shares	-	-	(1,250,000)	(125)	125	-	-
Accretion of Class A ordinary shares subject to redemption to redemption amount	-	-	-	-	-	(46,363,092)	(46,363,092)
Net loss	-	-	-	-	-	(10,583,601)	(10,583,601)
Balance December 31, 2020	-	$-	13,125,000	$1,313	$-	$(56,985,666)	$(56,984,353)

The accompanying notes are an integral part of these financial statements.

HORIZON ACQUISITION CORPORATION II

STATEMENT OF CASH FLOWS

As Restated – See Note 2

FOR THE PERIOD FROM JULY 22, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(10,583,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	9,269,010
Financing cost – derivative warrant liabilities	1,067,843
Net (gain) loss on investments held in Trust Account	(3,144)
Changes in operating assets and liabilities:
Accounts payable	(392,251)
Prepaid expenses	(485,017)
Accrued expenses	123,037
Net cash used in operating activities	(1,004,123)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(525,000,000)
Net cash used in investing activities	(525,000,000)

Cash Flows from Financing Activities:
Borrowings under note payable to Sponsor	(161,385)
Proceeds received from initial public offering, gross	525,000,000
Proceeds received from private placement	9,400,000
Offering costs paid	(7,411,300)
Net cash provided by financing activities	526,827,315
Net increase in cash	823,192

Cash – beginning of the period	-
Cash – ending of the period	$823,192

Supplemental disclosure of noncash investing and financing activities:
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Offering costs included in accounts payable	$398,250
Offering costs included in accrued expenses	$85,000
Offering costs paid through note payable to Sponsor	$161,385
Deferred underwriting commissions	$12,950,000

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

HORIZON ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on May 18, 2021, to classify all Class A ordinary shares subject to possible redemption in temporary equity and restate earnings per share. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Pursuant to a re-evaluation, the Company’s management has determined that the public shares include certain provisions that require classification of all of the public shares as temporary equity regardless of the net tangible assets redemption limitation contained in the charter. Also, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company is restating its previously filed financial statements to present all redeemable Class A ordinary shares as temporary equity, to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and Over-Allotment in accordance with ASC 480 and to restate earnings per share.

The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on October 28, 2020 (the “Post-IPO Balance Sheet”), and the Company's Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company's Amendment No. 1 to its Form 10-K as filed with the SEC on May 18, 2021, as well as the Form 10-Qs for the quarterly periods ended March 31, 2021, June 30, 2021, and September 30, 2021 (the “Affected Periods”). These financial statements restate the Company’s Post-IPO Balance Sheet and the Company's audited financial statements included in the 2020 Form 10-K/A No. 1. The quarterly periods ended March 31, 2021, June 30, 2021, and September 30, 2021 will be restated in the Company’s Form 10-Q/A for the quarterly period ended September 30, 2021. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable.

Going Concern

Subsequent to our previously issued Annual Report on Form 10-K/A for the annual period ended December 31, 2020, as filed with the SEC on May 18, 2021, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, Presentation of Financial Statements - Going Concern” management has determined that if the Company is unable to complete a Business Combination by October 22, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. Additionally, as of the date of this filing, the Company has a working capital deficit. The Company intends to complete a Business Combination before the mandatory liquidation date and the Sponsor may, but is not obligated to, provide the Company working capital loans in order to finance transaction costs in connection with a Business Combination.

Impact of Restatement

The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of December 31, 2020:

Balance Sheet as of December 31, 2020	As Reported in 10-K/A Amendment No. 1	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$463,015,640	$61,984,360	$525,000,000
Class A ordinary shares, par value $0.0001	$620	$(620)	$—
Additional paid-in captial	$15,581,675	$(15,581,675)	$—
Accumulated deficit	$(10,583,601)	$(46,402,065)	$(56,985,666)
Total Shareholders’ Equity (Deficit)	$5,000,007	$(61,984,360)	$(56,984,353)
Class A ordinary shares subject to possible redemption	46,301,564	6,198,436	52,500,000
Class A ordinary shares	6,198,436	(6,198,436)	—

The Company’s statement of shareholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity (deficit) accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from July 22, 2020 (inception) through December 31, 2020:

Statement of Cash Flows for the Period from July 22, 2020 (Inception) through December 31, 2020	As Reported in 10-K/A Amendment No. 1	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$473,572,900	$(473,572,900)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(10,737,260)	$10,737,260	$—
Initial fair value of warrant liabilities	$35,887,660	$(35,887,660)	$—

The restatement had no impact on the Company’s reported net loss. The table below presents the effect of the adjustments to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share on the Company’s previously reported statement of operations for the period from July 22, 2020 (inception) through December 31, 2020:

	Net Income (Loss) Per Share
	As Reported in 10-K/A Amendment No. 1	Adjustment	As Restated
For the Period from July 22, 2020 (Inception) through December 31, 2020
Net loss	$(10,583,601)	$—	$(10,583,601)
Weighted average shares outstanding - Class A ordinary shares	51,232,394	(26,487,496)	24,744,898
Basic and diluted net loss per share - Class A ordinary shares	$—	$(0.28)	$(0.28)
Weighted average shares outstanding - Class B ordinary shares	12,648,810	—	12,648,810
Basic and diluted net loss per share - Class B ordinary shares	$(0.84)	$0.56	$(0.28)

In addition, the impact to the balance sheet dated October 22, 2020, as previously reported is presented below.

Balance Sheet as of October 22, 2020	As Reported in 10-K/A Amendment No. 1	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$450,139,560	$49,860,440	$500,000,000
Class A ordinary shares, par value $0.0001	$499	$(499)	$—
Additional paid-in captial	$6,094,469	$(6,094,469)	$—
Accumulated deficit	$(1,096,339)	$(43,765,472)	$(44,861,811)
Total Shareholders’ Equity (Deficit)	$5,000,009	$(49,860,440)	$(44,860,431)
Class A ordinary shares subject to possible redemption	45,013,956	4,986,044	50,000,000
Class A ordinary shares	4,986,044	(4,986,044)	—

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

Offering Costs Associated with Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged against the carrying value of the shares of Class A ordinary shares upon completion of the Initial Public Offering and Over-Allotment. Of the total offering costs of the Initial Public Offering, approximately $1.1 million is included in financing cost - derivative warrant liabilities in the statement of operations and $19.9 million was charged against the carrying value of the Class A ordinary shares subject to possible redemption.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 52,500,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the balance sheet.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the IPO and Over-Allotment, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the IPO (including the exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 23,766,667 shares of Class A ordinary shares in the calculation of diluted income (loss) per share, since their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from July 22, 2020 (inception) through December 31, 2020. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Period From July 22, 2020 (Inception) through December 31, 2020 (As Restated)
	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$(7,003,588)	(3,580,013)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	24,744,898	12,648,810

Basic and diluted net income (loss) per ordinary share	$(0.28)	$(0.28)

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

The underwriters were entitled to an underwriting discount of $0.20 per unit (excluding the Sponsor IPO Units), or $6.9 million, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit (excluding the Affiliated Units), or $12.1 million will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

In connection with the consummation of the sale of Units pursuant to the over-allotment option on November 27, 2020, the underwriters were entitled to an additional fee of approximately $1.4 million upon closing inclusive of deferred underwriting commissions of approximately $0.9 million.

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

NOTE 9. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of December 31, 2020, there were 52,500,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

The Class A ordinary shares issued in the Initial Public Offering and issued as part of the Over-Allotment Units were recognized in Class A ordinary shares subject to possible redemption within temporary equity as follows:

Gross proceeds	$525,000,000
Less:
Proceeds allocated to public warrants	(26,425,000)
Class A shares offering costs	(19,938,092)
Plus:
Accretion of carrying value to redemption value	46,363,092
Class A ordinary shares subject to possible redemption	$525,000,000

NOTE 10. SHAREHOLDERS’ DEFICIT

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were no non-redeemable Class A ordinary shares outstanding, and 52,500,000 Class A ordinary shares subject to possible redemption and classified outside of permanent equity in the balance sheet. See Note 9.

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

NOTE 11. FAIR VALUE MEASUREMENTS

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

The fair value of the Public Warrants issued in connection with the Initial Public Offering, exercise of the over-allotment option, and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering and exercise of the over-allotment option have been measured based on the listed market price of such warrants, a Level 1 measurement, since December 2020. The Private Placement Warrants continue to be measured at fair value using a Monte Carlo simulation model through December 31, 2020. For the period ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $9.3 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

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

HORIZON ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than the restatements described in Note 2, that would have required adjustment or disclosure in the financial statements which have not previously been disclosed within the financial statements.