Form 10-Q/A
period 2021-09-30
Horizon Acquisition Corp II
filed 2022-02-24
CIK 1821788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of February 24, 2022, 52,500,000 Class A ordinary shares, par value $0.0001 per share, and 13,125,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

HORIZON ACQUISITION CORPORATION II

Form 10-Q/A

For the Quarter ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the Period From July 22, 2020 (inception) through September 30, 2020 (As Restated)	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and for the Period From July 22, 2020 (inception) through September 30, 2020	3
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period From July 22, 2020 (inception) through September 30, 2020	4
	Notes to Unaudited Condensed Financial Statements (As Restated)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures (As Restated)	27
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Horizon Acquisition Corporation II, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Horizon Acquisition Corporation II as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “Original Filing”).

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

Therefore, on February 17, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021, (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021, and (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (collectively, the “Affected Quarterly Periods”), should be restated to report all Class A ordinary shares as temporary equity and restate earnings per share and should no longer be relied upon.

As such, the Company is restating the Affected Quarterly Periods in this Quarterly Report on Form 10-Q/A filing.

The restatement does not have an impact on the Company’s cash position or investments held in the trust account established in connection with the IPO and Over-Allotment (the “Trust Account”).

In connection with the restatement, management reassessed the effectiveness of our disclosure controls and procedures as of September 30, 2021. As a result of that reassessment, management determined that the disclosure controls and procedures for such periods were not effective with respect to the proper accounting and classification of complex financial instruments. For more information, see Item 4 included in this Quarterly Report on Form 10-Q/A.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatement. The following items have been amended to reflect the restatement:

Part I, Item 1. Condensed Financial Statements

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4. Controls and Procedures

Part II, Item 1A. Risk Factors

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

1

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HORIZON ACQUISITION CORPORATION II

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$402,172	$823,192
Prepaid expenses	309,477	510,017
Total current assets	711,649	1,333,209
Investments held in Trust Account	525,026,756	525,003,145
Total Assets	$525,738,405	$526,336,354

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$5,217	$6,000
Accrued expenses	2,459,863	208,037
Total current liabilities	2,465,080	214,037
Deferred underwriting commissions	12,950,000	12,950,000
Derivative warrant liabilities	21,390,000	45,156,670
Total Liabilities	36,805,080	58,320,707

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to possible redemption, 52,500,000 shares at September 30, 2021 and December 31, 2020 (at redemption value of $10.00 per share)	525,000,000	525,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; no non-redeemable shares issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 13,125,000 shares issued and outstanding at September 30, 2021 and December 31, 2020.	1,313	1,313
Additional paid-in capital	—	—
Accumulated deficit	(36,067,988)	(56,985,666)
Total Shareholders’ Deficit	(36,066,675)	(56,984,353)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$525,738,405	$526,336,354

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(As Restated – See Note 2)

			For the Period From
	For the Three	For the Nine	July 22, 2020
	Months Ended	Months Ended	(inception) through
	September 30, 2021	September 30, 2021	September 30, 2020

General and administrative expenses	$139,827	$2,873,332	$19,380
Loss from operations	(139,827)	(2,873,332)	(19,380)
Other income
Change in fair value of derivative liabilities	6,417,000	23,766,670	—
Interest income	212	729	—
Net gain on investments held in Trust Account	7,928	23,611	—
Net income (loss)	$6,285,313	$20,917,678	$(19,380)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	52,500,000	52,500,000	—
Basic and diluted net income per share, Class A ordinary shares	$0.10	$0.32	$—
Basic and diluted weighted average shares outstanding of Class B ordinary shares	13,125,000	13,125,000	12,500,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.10	$0.32	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	—	$—	13,125,000	$1,313	$—	$(56,985,666)	$(56,984,353)
Net loss	—	—	—	—	—	(4,452,730)	(4,452,730)
Balance - March 31, 2021 (unaudited), as Restated	—	—	13,125,000	1,313	—	(61,438,396)	(61,437,083)
Net income	—	—	—	—	—	19,085,095	19,085,095
Balance - June 30, 2021 (unaudited)	—	—	13,125,000	1,313	—	(42,353,301)	(42,351,988)
Net income	—	—	—	—	—	6,285,313	6,285,313
Balance - September 30, 2021 (unaudited)	—	$—	13,125,000	$1,313	$—	$(36,067,988)	$(36,066,675)

FOR THE PERIOD FROM JULY 22, 2020 (INCEPTION) THORUGH SEPTEMBER 30, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares*	Amount	Capital	Deficit	Equity (Deficit)
Balance - July 22, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	14,375,000	1,438	23,562	—	25,000
Net loss	—	—	—	—	—	(19,380)	(19,380)
Balance - September 30, 2020 (unaudited)	—	$—	14,375,000	$1,438	$23,562	$(19,380)	$5,620

*	This number includes 581,250 and 668,750 Founder Shares that were subsequently surrendered for no consideration in connection with the consummation of the Initial Public Offering and expiration of the over-allotment option, respectively (See Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months	For the Period From July 22,
	Ended	2020 (inception)
	September 30,	through September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$20,917,678	$(19,380)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(23,766,670)	—
Net (gain) loss on investments held in Trust Account	(23,611)	—
Changes in operating assets and liabilities:
Prepaid expenses	200,540	19,380
Accounts payable	(783)	—
Accrued expenses	2,251,826	—
Net cash used in operating activities	(421,020)	—

Net decrease in cash	(421,020)	—

Cash - beginning of the period	823,192	—
Cash - end of the period	$402,172	$—

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accounts payable	$—	$23,450
Deferred offering costs included in accrued expenses	$—	$280,200
Deferred offering costs included in note payable - related party	$—	$161,385
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

The accompanying unaudited condensed financial statement should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K, as amended, filed by the Company with the SEC on February 24, 2022.

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

As described in Note 2—Restatement of Previously Reported Financial Statements, the Company’s financial statements for the Affected Quarterly Periods are restated in this Quarterly Report on Form 10-Q/A to correct the misapplication of accounting guidance related to the Company’s Public Shares and earnings per share in the Company’s previously issued unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Reported Financial Statements for further discussion

Emerging Growth Company

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

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

Note 2 — Restatement of Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company, require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Pursuant to a re-evaluation, the Company’s management has determined that the public shares include certain provisions that require classification of all of the public shares as temporary equity regardless of the net tangible assets redemption limitation contained in the charter. Also, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company is restating its previously filed financial statements to present all redeemable Class A ordinary shares as temporary equity, to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and Over-Allotment in accordance with ASC 480 and to restate earnings per share.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and restate earnings per share. As such, the Company is reporting these restatements to those periods in this quarterly report.

Impact of Restatement

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

Balance Sheet as of March 31, 2021 (unaudited)	As Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$458,562,910	$66,437,090	$525,000,000
Class A ordinary shares, par value $0.0001	$664	$(664)	$—
Additional paid-in captial	$20,034,361	$(20,034,361)	$—
Accumulated deficit	$(15,036,331)	$(46,402,065)	$(61,438,396)
Total Shareholders’ Equity (Deficit)	$5,000,007	$(66,437,090)	$(61,437,083)
Class A ordinary shares subject to possible redemption	45,856,291	6,643,709	52,500,000
Class A ordinary shares	6,643,709	(6,643,709)	—

The Company’s statement of shareholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity (deficit) accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$(4,452,730)	$4,452,730	$—

The restatement had no impact on the unaudited condensed balance sheets, statements of changes in shareholders’ deficit or statements of cash flows for the quarters ended June 30, 2021 and September 30, 2021 as the balance sheets were reported with the revision made as of June 30, 2021. The restatement had no impact on the unaudited condensed statements of operations for the Affected Quarterly Periods, apart from earnings per share.

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share for Class A ordinary shares and Class B ordinary shares is presented below for the Affected Quarterly Periods:

	Net Income (Loss) Per Share
	As Reported	Adjustment	As Restated
Three months ended March 31, 2021 (unaudited)
Net loss	$(4,452,730)	$—	$(4,452,730)
Weighted average shares outstanding - Class A ordinary shares	52,500,000	—	52,500,000
Basic and diluted net loss per share - Class A ordinary shares	$—	$(0.07)	$(0.07)
Weighted average shares outstanding - Class B ordinary shares	13,125,000	—	13,125,000
Basic and diluted net loss per share - Class B ordinary shares	$(0.34)	$0.27	$(0.07)
Three months ended June 30, 2021 (unaudited)
Net income	$19,085,095	$—	$19,085,095
Weighted average shares outstanding - Class A ordinary shares	52,500,000	—	52,500,000
Basic and diluted net income per share - Class A ordinary shares	$—	$0.29	$0.29
Weighted average shares outstanding - Class B ordinary shares	13,125,000	—	13,125,000
Basic and diluted net income per share - Class B ordinary shares	$1.45	$(1.16)	$0.29
Six months ended June 30, 2021 (unaudited)
Net income	$14,632,365	$—	$14,632,365
Weighted average shares outstanding - Class A ordinary shares	52,500,000	—	52,500,000
Basic and diluted net income per share - Class A ordinary shares	$—	$0.22	$0.22
Weighted average shares outstanding - Class B ordinary shares	13,125,000	—	13,125,000
Basic and diluted net income per share - Class B ordinary shares	$1.11	$(0.89)	$0.22
Three months ended September 30, 2021 (unaudited)
Net income	$6,285,313	$—	$6,285,313
Weighted average shares outstanding - Class A ordinary shares	52,500,000	—	52,500,000
Basic and diluted net income per share - Class A ordinary shares	$—	$0.10	$0.10
Weighted average shares outstanding - Class B ordinary shares	13,125,000	—	13,125,000
Basic and diluted net income per share - Class B ordinary shares	$0.48	$(0.38)	$0.10
Nine months ended September 30, 2021 (unaudited)
Net income	$20,917,678	$—	$20,917,678
Weighted average shares outstanding - Class A ordinary shares	52,500,000	—	52,500,000
Basic and diluted net income per share - Class A ordinary shares	$—	$0.32	$0.32
Weighted average shares outstanding - Class B ordinary shares	13,125,000	—	13,125,000
Basic and diluted net income per share - Class B ordinary shares	$1.59	$(1.27)	$0.32

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

Note 3 — Summary of Significant Accounting Policies

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

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

Offering Costs Associated with Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares upon completion of the Initial Public Offering and Over-Allotment. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require use of current assets or require the creation of current liabilities.

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the IPO (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 23,733,667 Class A ordinary shares in the calculation of diluted income (loss) per share, since their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

			For the Nine Months		For the Period
			Ended		from July 22, 2020
	For the Three Months Ended		September 30,		(inception) through
	September 30, 2021 (As Restated)		2021 (As Restated)		September 30, 2020 (As Restated)
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$5,028,250	$1,257,063	$16,734,142	$4,183,536	$—	$(19,380)

Denominator:
Basic and diluted Weighted average ordinary shares outstanding	52,500,000	13,125,000	52,500,000	13,125,000	—	12,500,000

Basic and diluted net income (loss) per ordinary share	$0.10	$0.10	$0.32	$0.32	$—	$(0.00)

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

Note 4 — Initial Public Offering

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

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

Note 5 — Private Placement

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

If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants are non-redeemable except as described below in Note 8 and are exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Note 6 — Related Party Transactions

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

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

Note 7 — Commitments and Contingencies

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

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

Note 8 — Derivative Warrant Liabilities

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

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

Note 9 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 52,500,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified within temporary equity in the condensed balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$525,000,000
Less:
Proceeds allocated to public warrants	(26,425,000)
Class A shares offering costs	(19,938,092)
Plus:
Accretion of carrying value to redemption value	46,363,092
Class A ordinary shares subject to possible redemption	$525,000,000

Note 10 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting, and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, and December 31, 2020, there were 52,500,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the condensed balance sheets.

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

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

Note 11 — Fair Value Measurements

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

20

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

Note 12 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, except as set forth above, the Company did not identify any subsequent events , other than the restatements described in Note 2, that would have required adjustment or disclosure in the unaudited condensed financial statements.

21

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

The underwriter was entitled to an underwriting discount of $0.20 per unit (excluding the sponsor IPO units), or $6.9 million, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit (excluding the Affiliated units), or $12.1 million will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the trust account solely in the event we complete a business combination, subject to the terms of the underwriting agreement.

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

Under ASC 480-10-S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the IPO and Over-Allotment, we recognized the accretion from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the IPO (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 23,733,667 Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of October 22, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021. Additionally, this material weakness could result in a misstatement of the the carrying value of financial instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this filing present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions,as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.  Risk Factors

As of the date of this Quarterly Report on Form 10-Q/A, there have been no material changes to the risk factors disclosed in our Amednment No. 2 on Form 10-K-A filed with the SEC on February 24, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Dated: February 24, 2022		HORIZON ACQUISITION CORPORATION II
	By:	/s/ Todd L. Boehly
	Name:	Todd L. Boehly
	Title:	Chief Executive Officer and Chief Financial Officer