Form 10-K
period 2021-12-31
Horizon Acquisition Corp II
filed 2022-03-16
CIK 1821788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Class A ordinary shares included as part of the units	HZON	The New York Stock Exchange

Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	HZON WS	The New York Stock Exchange

Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	HZON.U	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ⌧

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer“, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	⌧	Smaller reporting company	⌧
		Emerging growth company	⌧

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

Yes ⌧ No ☐

As of June 30, 2021 the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on June 30, 2021, as reported on the NYSE, was $361,490,000 (based on the closing sales price of the Class A ordinary shares on June 30, 2021 of $9.77).

As of March 16, 2022, 52,500,000 Class A ordinary shares, par value $0.0001, and 13,125,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

Documents Incorporated by Reference: None.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“Companies Act” are to the Companies Act (2021 Revision) of the Cayman Islands as the same may be amended from time to time;
●	“directors” are to our current directors;
●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A ordinary shares issued in a financing transaction in connection with our initial business combination, including but not limited to a private placement of equity or debt;
●	“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);
●	“HAC” are to Horizon Acquisition Corporation, a Cayman Islands exempted company formed for substantially similar purposes as our company;
●	“initial shareholders” refers to all of our shareholders immediately prior to the Effective Date of our initial public offering, including all of our officers and directors to the extent they hold such shares;
●	“management” or our “management team” are to our officers and directors;
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;
●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
●	“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;
●	“public warrants” are to the warrants sold as part of the units in our initial public offering (whether they are purchased in the initial public offering or thereafter in the open market);
●	“sponsor are to Horizon II Sponsor, LLC, a Delaware limited liability company and an affiliate of Eldridge (as defined below);
●	“warrants” are to our public warrants and private placement warrants; and
●	“we,” “us,” “our” or our “company” are to Horizon Acquisition Corporation II, a Cayman Islands exempted company.

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance following our initial public offering.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition, and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a recently incorporated blank check company with no operating history and no revenues, and public shareholders have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our management team and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.
●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.
●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	The requirement that we complete our initial business combination within the completion window (or such later date as approved by our shareholders) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and other events and the status of debt and equity markets.
●	We may not be able to consummate an initial business combination within 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors or their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the duration of the completion window, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor or its affiliates or members of our management team to fund our search and to complete our initial business combination.
●	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Report.

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

Mr. Boehly is the co-founder, Chairman and Chief Executive Officer of Eldridge Industries (“Eldridge”), a holding company with a unique network of businesses across finance, technology, real estate and entertainment. Founded in 2015 and headquartered in Greenwich, CT, with additional offices in New York, London and Beverly Hills, Eldridge and its affiliated companies employed more than 3,000 people globally as of January 1, 2022. Eldridge owns and operates companies as well as utilizes its network and insights to make minority investments in businesses with attractive growth potential. Mr. Boehly has spent his career seeking to identify growth opportunities and create value. Under his leadership, Eldridge has achieved strong success across multiple media and entertainment and consumer-oriented businesses through a consistent focus on aligning people, capital and technology, managing in excess of $50 billion in assets as of January 1, 2022. Certain investments and industry experience of Eldridge are highlighted below. We believe that these investments, among others, provide Mr. Boehly with unique access and insights into emerging trends, participants and competitive dynamics to identify new opportunities across media, entertainment and consumer engagement.

Sports & Media: Eldridge maintains investments in a diverse portfolio of various sports and media assets, including: (1) MRC, a diversified global entertainment company, as described further below, (2) eSports and gaming companies, Cloud9 and Scopely; (3) Major League Baseball (“MLB”) team, the Los Angeles Dodgers, winner of seven MLB Championships; and (4) DraftKings Inc. (“DraftKings,” NYSE: DKNG). In April 2020, DraftKings consummated a merger with Diamond Eagle Acquisition Corp., a $400 million special purpose acquisition company that completed its initial public offering in May 2019.

Technology / Financial Technology: Eldridge has made several investments into technology companies that create efficiencies and provide consumer value. PayActiv, for example, provides liquidity to over three million low-income and hourly workers by providing instant access to earned but unpaid wages and tips between payrolls, while providing employers with a powerful employee benefit to retain and motivate employees without impacting the company’s cash flows. Eldridge has also invested in CAIS, the leading alternative investment platform for financial advisors, Stash, a personal finance application that makes investing easy and affordable, and Fevo, a social buying distribution platform that allows individuals to invite their friends to join them at their favorite life events. When appropriate, Eldridge seeks opportunities for partnership and collaboration between technology solutions and existing core operating businesses to create beneficial outcomes.

Insurance: Eldridge owns Security Benefit, a 130-year old life insurance company which has grown to more than $50 billion in assets under Eldridge’s ownership and offers a variety of annuity and mutual fund products. Eldridge has also invested in insurance platforms SE2, which provides third party administrative support to 1.7 million accounts and $160 billion of assets and DPL Financial Partners, the first Registered Investment Advisor management platform to offer commission-free insurance solutions.

Real Estate: Eldridge helped found Cain International, a majority owned real estate investment firm, in 2014. Cain International has deployed nearly $7.0 billion in capital specializing in transformational projects across the U.S. and Europe. Representative investments include facilitating the development of Aman New York in the Crown Building in Manhattan, several landmark Beverly Hills hotels, including The Beverly Hilton and Waldorf Astoria, and 830 Brickell, Una Residences, and Missoni Baia in Miami. In 2019, Eldridge led a $300 million strategic investment in Kennedy-Wilson (NYSE: KW), a global real estate investment company.

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

In addition to his role as Chairman and Chief Executive Officer of Eldridge, Mr. Boehly is an owner of the Los Angeles Dodgers, the Los Angeles Lakers, and the Los Angeles Sparks. Prior to founding Eldridge, Mr. Boehly was President of Guggenheim Partners, a global investment and advisory financial services firm. During his time at Guggenheim, assets under management grew from approximately $14 billion in 2002 to approximately $150 billion in 2015. Mr. Boehly’s career and network have spanned multiple industries and ecosystems and we believe that his long-standing track record in identifying differentiated ideas and unlocking value will deliver access to a broad spectrum of potential acquisition opportunities.

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

MRC is a diversified global entertainment company with divisions including Television, Live & Alternative, Film and Non-Fiction as well as joint ventures in data and publishing. MRC is headquartered in Beverly Hills, CA with additional offices in New York, NY, Kansas City, MO, and Tampa, FL.

MRC’s operating divisions include the following:

●	MRC Television, one of the largest independent TV studios, its projects have been nominated for 94 Emmy® Awards and 21 Golden Globe ® Awards. Current Emmy award-winning and nominated series include: “Ozark,” starring Jason Bateman, Laura Linney and Julia Garner, which is consistently a top performer on Netflix “The Great,” starring Elle Fanning and Nicholas Hoult, on Hulu. The studio’s other projects include “The Shrink Next Door,” starring Will Ferrell and Paul Rudd for Apple TV+, “Shining Girls,” starring Elisabeth Moss, for Apple TV+, and upcoming series “The Terminal List,” starring Chris Pratt for Amazon. MRC Television also pioneered a two-season upfront order for “House of Cards”, one of the first original series for Netflix.
●	MRC Live & Alternative, one of the largest global producers of live televised event programming, which includes the brand dick clark productions (“dcp”). dcp’s annual shows have reached more than 100 million unique viewers and have received 100 Emmy nominations since the company was established in the late 1950s. Tentpole live event series include the “Golden Globe Awards,” “Academy of Country Music Awards,” the “American Music Awards,” the “Billboard Music Awards,” “Dick Clark’s New Year’s Rockin’ Eve with Ryan Seacrest,” “Streamy Awards,” and 17-time Emmy Award-winning series “So You Think You Can Dance.” The division houses unique archives which are one of the most extensive entertainment libraries in the world featuring award-winning shows, historic programs, specials and performances.
●	MRC Film, known for championing singular filmmakers and emerging directors to make high-quality distinctive films, which have earned approximately $6 billion in worldwide box office and received accolades including 12 Academy Award nominations, 11 Golden Globe Award nominations, and 2 Grammy Awards. MRC Film projects include one of the highest grossing original comedies of all-time, “Ted,” Oscar and Golden Globe nominated “Knives Out,” written and directed by Rian Johnson and produced by Johnson and Ram Bergman, starring an ensemble cast including Daniel Craig, Chris Evans, Ana de Armas and Jamie Lee Curtis, the Oscar nominated “Baby Driver,” Oscar winning “Babel,” and the comedy “The Lovebirds,” directed by Michael Showalter and starring Kumail Nanjiani and Issa Rae, currently on Netflix. MRC Film has selectively invested in major studio films including “The Spongebob Movie: Sponge on the Run,” the “Peter Rabbit” franchise, the second and third installments of “Hotel Transylvania,” “Furious 7,” “22 Jump Street,” and “Think Like a Man Too.”
●	P-MRC, a joint venture between MRC and Penske Media Corporation (PMC) and operates brands Billboard and The Hollywood Reporter, founded in 1894 and 1930, respectively; Variety, the definitive voice of the entertainment industry; Rolling Stone, a multi-platform content brand reaching over 60 million people monthly; Vibe, the premier destination for music, entertainment, and cultural content; Music Business Worldwide, a leading information service for the global music industry; and SXSW, the world’s largest creative and culture festival. P-MRC Data is a joint venture between MRC and PMC and operates as a data company with MRC Data, established in 2019 with the acquisition of Nielsen Music, and Variety Business Intelligence.

●	MRC Non-Fiction, which works with a diverse group of artists to develop, finance and produce feature documentaries and docuseries for global audiences. Projects include Edgar Wright’s debut documentary feature “Sparks Brothers” about the legendary American rock/pop duo, “The Last Rider,” which chronicles the story of cyclist Greg LeMond, from acclaimed director Alex Holmes, and the upcoming “Girl You Know It’s True”, following the meteoric rise and fall of infamous pop duo Milli Vanilli.

MRC has investments in A-Major Media, a film and television production company focused on Asian American content; A24, producer and distributor of specialty films and television, including “Moonlight,” the 2017 Academy Award winner for Best Picture, the 2019 Golden Globe nominated “The Farewell” and Emmy-nominated television series “Ramy,” for Hulu and “Euphoria” for HBO; British production company Fulwell 73, producer of the Emmy-nominated “Carpool Karaoke”; Civic Center Media, an affiliation between United Talent Agency and MRC Television to develop, produce and finance premium television series; T-Street, led by director-producer duo Rian Johnson and Ram Bergman; and Sugar23, a management and production company led by industry veteran Michael Sugar.

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

In June 2020, Horizon Sponsor, LLC, a Delaware limited liability company and an affiliate of Eldridge, formed HAC, a blank check company formed for substantially similar purposes as our company. HAC completed its initial public offering in August 2020, in which it sold 54.4 million units, each consisting of one Class A ordinary share of HAC and one-third of one redeemable warrant to purchase one Class A ordinary share of HAC, for an offering price of $10.00 per unit, generating aggregate proceeds of $544 million.  In October 2021, HAC closed a business combination with Vivid Seats, Inc. (“Vivid Seats”, NASDAQ: SEAT). Vivid Seats is a leading marketplace that utilizes its technology platform to connect millions of buyers with thousands of ticket sellers across hundreds of thousands of events each year. Mr. Boehly is a director on Vivid Seats’ board of directors.

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

The past decade has witnessed rapid developments in the way consumers engage with communications and media offerings, resulting in the disruption of traditional business models, creating new platforms and generating tremendous opportunities for growth and the disruption of the traditional industry:

●	the creation and development of new distribution platforms, fueled by the increasing relevance of broadband and mobile connectivity;
●	the shift in how consumers engage with media platforms, such as through multiple screens and new avenues of content monetization that did not exist just a few years ago;
●	the changing consumption patterns across the industry revolving around the consumer gaining increasing control over its viewing habits through real-time delivery and binge viewing;
●	leading brands continue to leverage their brands and key assets to develop leading content, as intellectual property remains a key differentiator among competitors; and
●	the growing importance of data collected from consumers and the opportunities that arise from the use of the collected information.

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

Acquisition Criteria

Consistent with our investment themes and business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. We intend to seek to acquire companies that we believe:

●	are fundamentally sound companies that may currently be underperforming;
●	have strong management teams with a track record of driving growth and profitability, and can benefit from the vast network, experience and guidance of our management team;
●	have a defensible market position and demonstrate competitive advantages, such as a differentiated technology, continuous product innovation and platform development, multi-channel distribution capabilities, diversified customer base, owning its core intellectual property and brand or other, creating barriers to entry against new competitors;
●	have recurring, predictable revenues and the history of, or the near-term potential to, generate stable and sustainable free cash flow;

●	exhibit unrecognized value or other characteristics, desirable returns on capital, and a need for capital to achieve the company’s growth strategy, that we believe have been misevaluated by the marketplace based on our analysis and due diligence review;
●	are currently facing a changing market landscape, positioned for new distribution and content dynamics which impact their business models and will open up a multitude of new opportunities and unlock avenues for growth;
●	enhance shareholder value through a combination with us, and offer an attractive risk-adjusted return for our shareholders; and
●	can benefit from being a publicly traded company, with access to broader capital markets, to achieve the business’s business strategy.

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

Certain of our officers and directors presently have fiduciary or contractual obligations to other entities pursuant to which such officer and director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

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

Financial Position

As of December 31, 2021, we had approximately $525,038,000 held in the trust account, including approximately $13 million of deferred underwriting fees. With the funds available, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business combinations on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee may be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We agreed to pay our sponsor a total of $10,000 per month, commencing on the date of listing on the NYSE, for office space, utilities, secretarial and administrative support services provided to members of the management team. From the date the securities were first listed on the NYSE through December 31, 2021, our sponsor has waived this fee. Any such payments prior to our initial business combination will be made from funds held outside the trust account. Other than the foregoing, there will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Under the NYSE’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding;
●	Any of our directors, officers or substantial security holder (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or
●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;
●	the expected cost of holding a shareholder vote;
●	the risk that the shareholders would fail to approve the proposed business combination;
●	other time and budget constraints of the company; and
●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

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

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

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

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

Employees

We currently have four officers, Todd Boehly, Jeffrey Wilbur, Carlton McMillen and Robert Ott. Mr. Boehly, Mr. Wilbur, Mr. McMillen and Mr. Ott are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deems necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

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

Weare required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Item 1A.Risk Factors

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak.

The ongoing COVID-19 pandemic has resulted in, and other infectious diseases could result in, a widespread health crisis that adversely affects the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination and our ability to successfully consummate a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of new variants of COVID-19 and the continued actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be adversely affected in a material way.

In addition, our ability to consummate a transaction may be dependent on our ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including increased market volatility or decreased market liquidity in third party financing being unavailable on terms acceptable to us or at all.

Finally, a sustained or prolonged COVID-19 resurgence, such as the new Omicron variant, may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.

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

As of December 31, 2021, we had approximately $0.4 million in cash held outside the trust account to fund our working capital requirements. We believe that, upon closing of our initial public offering, the funds available to us outside of the trust account, together with funds available from loans from our sponsor, will be sufficient to allow us to operate for 24 months from the closing of our initial public offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

We will consider a business combination outside of our management’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

For instance, our share price would generally be required to be at least $4.00 per share and there would need to be at least 400 round lot holders of our shares. We may not be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and
●	will not result in adjustment to the exercise price of our warrants.

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

After completion of our initial public offering, only holders of our founder shares will have the right to vote on the election of directors. As a result, the NYSE may consider us to be a ‘controlled company’ within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of ‘independent directors,’ as defined under the rules of the NYSE;
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;

●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks and wars; and
●	deterioration of political relations with the United States.

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

As described in our prior reports, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in October 2020. Subsequently, we identified an error in our accounting related to the Company’s application of ASC 480-10-S99-3A to the classification of our redeemable Public Shares and presentation of earnings per share.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the Warrants we issued in connection with the October 2020 initial public offering and our accounting relating to the redeemable Public Shares and the presentation of earnings per share, see Part II, Item 9A: Controls and Procedures included in this Annual Report on Form 10-K.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

As a result, included on our balance sheet as of December 31, 2021 and 2020 contained elsewhere in this Form 10-K are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815-40, "Derivatives and Hedging —Contracts on an Entity's Own Equity", provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

Our offices are located at 600 Steamboat Road, Suite 200, Greenwich, CT 06830. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, administrative and support services. From the date the securities were first listed on the NYSE through December 31, 2021, our sponsor has waived this fee. We consider our current office space adequate for our current operations.

Item 3.Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our units, Class A ordinary shares and warrants are each traded on the NYSE under the symbols “HZON,” “HZON.U” and “HZON.WS,” respectively. Our units commenced public trading on October 20, 2020. Our Class A ordinary shares and warrants began separate trading on December 9, 2020.

(b) Holders

As of December 31, 2021, there were two holders of record of our units, one holder of our Class A ordinary shares and one holder of our Class B ordinary shares and three holders of our warrants.

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

None.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.Selected Financial Data.

Not applicable.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Our entire activity from July 22, 2020 (inception) through December 31, 2021, was in preparation for an initial public offering, and since our initial public offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the year ended December 31, 2021, we had income of approximately $20.1 million, which consisted of approximately a $23.1 million gain from changes in fair value of derivative warrant liabilities and approximately $35,000 in net gain from investments held in trust account offset by approximately $3.0 million in general and administrative expenses.

For the period from July 22, 2020 (inception) through December 31, 2020, we had a loss of approximately $10.6 million, which consisted of approximately $0.3 million in general and administrative expenses, approximately $9.3 million loss from changes in fair value of derivative warrant liabilities and approximately $1.1 million of financing costs, offset by approximately $3,000 in net gain from investments held in trust account.

Liquidity and Going Concern

As of December 31, 2021, we had approximately $380,000 in our operating bank account and a working capital deficit of approximately $1.9 million.

Our liquidity needs have been satisfied prior to the completion of the initial public offering through the payment of $25,000 from our sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $161,000 pursuant to the Note (as defined below) issued to our sponsor. We repaid the Note in full on October 22, 2020. Subsequent to the consummation of the initial public offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the private placement not held in the trust account. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor may, but is not obligated to, provide the Company working capital loans (as defined below). As of December 31, 2021 and 2020, there were no amounts outstanding under any Working Capital Loan.

We have until October 22, 2022 to consummate a business combination and it is uncertain that we will be able to by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the working capital deficit and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, we will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Related Party Loans

On August 7, 2020, our sponsor agreed to loan us up to $300,000 to be used for the payment of costs related to the initial public offering pursuant to a promissory note. The note is non-interest bearing, unsecured and due upon the closing of the initial public offering. We borrowed approximately $161,000 under the note and fully repaid the note on October 22, 2020. Subsequent to repayment, the facility is no longer available to the Company.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a business combination, we may repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital

Loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021 and 2020, we had no borrowings under Working Capital Loans.

Administrative Services Agreement

Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of the initial business combination or the liquidation, we agreed to pay our sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to our management team. From the date the securities were first listed on the NYSE through December 31, 2021, our sponsor waived the fee.

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

Class A Ordinary Shares Subject to Possible Redemption

Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, 52,500,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying Balance Sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the IPO and Over-Allotment, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including the exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 23,766,667 Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2021 and for the period from July 22, 2020 (inception) through December 31, 2020. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data.

Our financial statements and notes thereto begin on Page F-1.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of October 22, 2020, its annual financial statements for the period ended December 31, 2020, and its interim financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of financial instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this filing present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented.

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

Management’s Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021 because of a material weakness in our internal control over financial reporting. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the company was not effectively designed or maintained. This material weakness resulted in the restatement of the company’s balance sheet as of October 22, 2020, its annual financial statements for the period ended December 31, 2020, and its interim financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the below:

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation of the material weakness and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B.Other Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.Directors, Officers and Corporate Governance

Directors and Officers

As of the date of this Annual Report on Form 10-K, our directors and officers are as follows:

Name	Age	Position
Todd L. Boehly	48	Chief Executive Officer, Chief Financial Officer, and Director
Jason Robins	41	Director
Asif Satchu	50	Director
Modi Wiczyk	49	Director
Cindy Holland	52	Director
Stephen Sautel	53	Director
Zachary Warren	48	Director
Carlton McMillen	37	Vice President
Robert Ott	35	Vice President
Jeffrey Wilbur	37	Vice President

Todd L. Boehly, 48, has been our Chief Executive Officer, Chief Financial Officer and Director since August 2020. Mr. Boehly is the Co-founder, Chairman and Chief Executive Officer of Eldridge, a holding company with a unique network of businesses across finance, technology, real estate and entertainment. Prior to founding Eldridge in 2015, Mr. Boehly worked at Guggenheim Partners, the global asset manager, from 2001 to 2015, and was President of Guggenheim Partners from 2011 to 2015. Mr. Boehly received his B.B.A. from the College of William & Mary in 1996. He has also studied at the London School of Economics.

We believe Mr. Boehly’s qualifications to serve on our board of directors include his substantial experience building and managing businesses, his long-standing track record in identifying differentiated ideas, and unlocking value that will deliver access to a broad spectrum of potential acquisition opportunities.

Jason Robins, 41, is a director. Mr. Robins is the co-Founder, Chairman and Chief Executive Officer of DraftKings which he co-founded in December 2011. Mr. Robins oversees the company's global strategy and operations, while also driving funding and partnerships. He has built a reputation for expanding DraftKings’ growth across numerous verticals through wide-ranging, forward-thinking relationships and innovative products. Under his leadership, DraftKings became the first DFS company to partner with Major League Baseball in 2013. Mr. Robins led efforts at DraftKings to work with policy makers and regulators to pass fantasy sports, sports betting and iGaming legislation. Additionally, Mr. Robins is Director of Firstmark Horizon Acquisition Corp., a blank check company that is not affiliated with our sponsor. Mr. Robins attended Duke University, where he received his B.S. in Economics and Computer Science.

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

Asif Satchu, 50, is a director. Mr. Satchu is co-founder and co-Chief Executive Officer of MRC (formerly known as Valence Media) along with Mr. Wiczyk, beginning in 2018. Prior to the formation of MRC, Mr. Satchu co-founded the film and television studio, MRC Studios, with Mr. Wiczyk in 2006. Previously, Mr. Satchu built StorageNow, which became one of Canada’s largest self-storage companies prior to being sold to InStorage REIT. He also founded and led SupplierMarket, a supply chain software company which was sold to Ariba Inc. for $924 million. Mr. Satchu was an investment professional at hedge fund Tiger Management Company, private equity fund Westbrook Partners, and Morgan Stanley. He is a graduate of McGill University and Harvard Business School.

We believe Mr. Satchu’s qualifications to serve on our board include his substantial experience in building and managing businesses, including those in the entertainment, film and television industries.

Mordecai (Modi) Wiczyk, 49, is a director. Mr. Wiczyk is co-founder and co-Chief Executive Officer of MRC along with Mr. Satchu, beginning in 2018. Prior to the formation of MRC, Mr. Wiczyk co-founded the film and television studio, MRC Studios with Mr. Satchu in 2006. Previously, Mr. Wiczyk was a Partner at the Endeavor Agency and headed production at Summit Entertainment. He is a graduate of Harvard College and Harvard Business School.

We believe Mr. Wiczyk’s qualifications to serve on our board include his substantial experience in building and managing businesses in the entertainment industry and his deep knowledge of entertainment production.

Cindy Holland, 52, has served as a director since November 17, 2020, Ms. Holland has over 25 years of executive and senior leadership experience in the media and film industries. She most recently served as Vice President, Original Content for Netflix, Inc. (“Netflix”). She joined Netflix in 2002 as the Director and Vice President of Content Acquisition. Previously, Ms. Holland served as Vice President of Business Development for Kozmo.com, an ecommerce company, and oversaw development, production and related agreements for feature films at Mutual Film Company and Baltimore/Spring Creek Productions.

We believe Ms. Holland’s qualifications to serve on our board include her substantial experience in the entertainment industry and her deep knowledge of entertainment production.

Stephen Sautel, 53, has served as director since October 19, 2021. Mr. Sautel has served as a director of Essential Properties Realty Trust, Inc. (“EPRT”) since its IPO in 2018. Mr. Sautel is a private investor, and he serves on the board of several private companies engaged in diverse businesses, including business services, manufacturing, distribution, institutional investment management and residential real estate. Since December 2017, Mr. Sautel has served as a director of CBAM Holdings, LLC, a private company that is an affiliate of Eldridge and is engaged in managing corporate credit. From 2014 to 2018, Mr. Sautel served as a director of Guggenheim Partners Investment Management Holdings, LLC, a diversified institutional investment management firm. From October 2001 to June 2014, Mr. Sautel was an investment professional at Guggenheim Capital, LLC, where he held the titles of Senior Managing Director and Chief Operating Officer of the Investments Business. While at Guggenheim, Mr. Sautel co-founded the firm’s credit investing business and later was responsible for supervising the firm’s investment management operations. Prior to Guggenheim, Mr. Sautel worked at J.H. Whitney & Co., First Chicago Capital Markets, and Arthur Andersen & Co. Mr. Sautel received a B.B.A. from the University of Kentucky in 1991 and an M.B.A. from the University of Michigan in 1996. Mr. Sautel is a CFA charterholder.

We believe Mr. Sautel’s qualifications to serve on our board include his experience as an investor and a board member, and his familiarity with a broad range of industries.

Zachary Warren, 48, has served as director since October 19, 2021. Mr. Warren was most recently Senior Managing Director and Portfolio Manager at Guggenheim Partners where he ran the firm’s private debt investing activities and served on the Corporate Credit Investment Committee. As part of the Committee, Mr. Warren led the firm’s investment activities in high yield bonds, leveraged loans, and private debt Mr. Warren was at Guggenheim from 2004 to 2021. Prior to Guggenheim, Mr. Warren was a Vice President at Bear Sterns in equity research from 1996 to 2000. Mr. Warren served on Diamond Resorts Board of Directors from 2013 to 2016. Mr. Warren is a graduate of the College of William and Mary and the Anderson School of Business at UCLA.

We believe Mr. Warren’s qualifications to serve on our board include his extensive financial and investment expertise and experience in analyzing businesses and their operations.

Jeffrey Wilbur, 37, has served as Vice President since November 2020. Mr. Wilbur is a Principal at Eldridge Industries. Mr. Wilbur has been with Eldridge since 2018, where he has a successful track record of managing and exiting businesses as an operator, focusing on industries such as live events, entertainment, and consumer. Prior to joining Eldridge, Mr. Wilbur served as the CEO of Mediabistro Holdings where he oversaw all activities of the business units and corporate functions of the platform which included the following brands: The CLIO Awards, Mediabistro, ADWEEK, and the Film Expo Group. Prior to such, he was the Chief Financial Officer of Prometheus Global Media and a member of the Corporate Credit Group at Guggenheim Partners. Mr. Wilbur currently serves on the Board of Directors of Aurify Brands and Illuminarium Experiences and previously served on the Board of Directors of Dragontail Systems (ASX: DTS). Mr. Wilbur earned his B.A in Economics and Psychology from Williams College.

Carlton McMillen, 37, has served as Vice President since September 2020. Mr. McMillen is a Director at Eldridge Industries. Mr. McMillen was also previously an investment professional at Eldridge Industries from 2015 to 2017. He then was at MRC as a Vice President, Corporate Development since its founding in January 2018, where he led efforts on acquisitions, investments, equity and debt capital raises, corporate finance, and special projects, and in 2022, Mr. McMillen returned to Eldridge Industries. He also previously served as an investment professional for Guggenheim Partners from 2009 to 2013, where he was involved in investments in private equity, venture equity, and corporate credit across a spectrum of industries. Prior to Guggenheim Partners, Mr. McMillen was an investment banker at Guggenheim Securities and Merrill Lynch from 2007 to 2009. He earned a B.S. in Finance and a B.S. in Accountancy from the University of Illinois at Urbana-Champaign.

Robert Ott, 35, has served as Vice President since August 2020. Mr. Ott has been with Eldridge since its inception in 2015, where he has worked as in-house counsel focusing on negotiating and structuring transactions across the firm’s investment platform. Mr. Ott currently serves on the Board of Directors of Maranon Capital and Panagram Structured Asset Management. Prior to joining Eldridge, Mr. Ott worked as in-house counsel for the investment management business at Guggenheim Partners from 2011 to 2014. He earned his B.S. in Finance from the University of Maryland and his J.D. from William & Mary Law School. Mr. Ott is also a CFA charterholder.

Number and Terms of Office of Officers and Directors

Our board of directors consists of seven members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors elected prior to our first annual general meeting) serving a three-year term. In accordance with NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on NYSE. The term of office of the first class of directors, consisting of Asif Satchu and Modi Wiczyk, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Cindy Holland and Jason Robins, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Todd Boehly, Stephen Sautel and Zachary Warren will expire at the third annual general meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Jason Robins, Cindy Holland, Stephen Sautel, and Zachary Warren are independent directors as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

We have established an audit committee of the board of directors. Jason Robins Cindy Holland, and Stephen Sautel serve as members of our audit committee. Our board of directors determined that each of Jason Robins, Cindy Holland, and Stephen Sautel are independent and financially literate under the NYSE listing standards and applicable SEC rules. Our Board has determined that Stephen Sautel qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

The audit committee is responsible for:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Nominating Committee

We have established a nominating committee of our board of directors. The members of our nominating committee are Jason Robins, Cindy Holland, and Stephen Sautel. Under the NYSE listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors determined that each of Jason Robins, Cindy Holland, and Stephen Sautel are independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The purpose and responsibilities of the nominating and corporate governance committee include:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Jason Robins, Cindy Holland, and Stephen Sautel.

Under the NYSE listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors determined that each of Jason Robins, Cindy Holland, and Stephen Sautel are independent. We adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor of $10,000 per month (which has been waived through December 31, 2021), for up to 24 months, for office space, utilities and secretarial and administrative support services and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Todd L. Boehly	NZC Capital LLC	Holding Company	Manager
	Eldridge Industries, LLC	Holding Company	Chairman and CEO
	Security Benefit Corporation	Holding Company	Board Member
	SBL Holdings, Inc.	Life Insurance and Annuities	Board Member
	Cain International, LP	Holding Company	Officer and Director (for certain subsidiaries)
	Kennedy-Wilson Holdings, Inc.	Real Estate Investment Company	Board Member and Capital Markets Committee Board Member
	PayActiv, Inc	Financial Wellness	Board Member
		Platform	Board Member
	Vivid Seats Inc.	Ticketing Company	Board Member
	Clearcover Inc.	Insurance Company	Board Member
	Los Angeles Lakers	NBA Team	Board Member
	Accelerant, Ltd.	Insurance Company	Board Member
	Capital Integration Systems, LLC	Alternative Investment Platform	Board Member
	Epic Aero, Inc.	Private Jet Travel Solutions	Board Member
Carlton McMillen	Eldridge Industries, LLC	Holding Company	Director
Robert Ott	Eldridge Industries, LLC	Holding Company	Senior Director
	Maranon Capital	Investment Management	Board Member
	Panagram Structured Asset Management	Investment Management	Board Member
Jason Robins	DraftKings	DFS Company	Chairman and CEO
	Extend, Inc.	Software Development and Marketing Company	Board Member
	Firstmark Horizon Acquisition Corp.	Special Purpose Acquisition Company	Board Member
Asif Satchu	Valence Media Partners, LLC and its subsidiaries (d/b/a MRC)	Entertainment Company	Co-CEO
Modi Wiczyk	Valence Media Partners, LLC and its subsidiaries (d/b/a MRC)	Entertainment Company	Co-CEO
Stephen Sautel	Alliance Cost Containment, LLC	Private Company	Chairman of the Board
	Wrightwood, LLC	Private Company	Managing Member
	Clover Holding, LLC	Private Company	Managing Member
	Weller Holdings I, LLC	Private Company	Board Member
	CBAM Holdings, LLC	Private Company (Controlled by Eldridge)	Board Member
	Vogt Investment, LLC	Private Company	Board Member
	Essential Properties Realty Trust, Inc.	Public REIT	Board Member, Chair of Nominating and Corporate Governance Committee
Jeffrey Wilbur	Eldridge Industries, LLC	Holding Company	Principal
	Aurify Brands, LLC	Food and Beverage Operating Company	Board Member
	Illuminarium Experiences	Immersive Entertainment Company	Board Member
Zachary Warren	Not applicable	Not applicable	Not applicable

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial shareholders purchased founder shares prior to the date of our final prospectus and will purchase private placement warrants in a transaction that will close simultaneously with the closing of our initial public offering. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the required time period. If we do not complete our initial business combination within the required time period, the private placement warrants will expire worthless. Furthermore, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (A) one year after the completion of our initial business combination; and (B) subsequent to our initial business combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, capitalization of shares, share dividends, rights issuances, subdivisions reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date following the completion of our initial business combination on which we complete a merger, share exchange, asset acquisition, share purchase, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.
●	The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers and director nominees will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. We agreed to pay our sponsor a total of $10,000 per month, commencing on the date of listing on the NYSE, for office space, utilities, secretarial and administrative support services provided to members of the management team. From the date the securities were first listed on the NYSE through December 31, 2021, our sponsor has waived this fee.

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

Item 11.Executive Compensation

Officer and Director Compensation

Each of Stephen Sautel and Zachary Warren receive an annual director fee of $50,000, paid by our sponsor. No other officer or director has received any cash compensation for services rendered to us. The Company agreed to pay our sponsor a total of $10,000 per month, commencing on the date of listing on the NYSE, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. From the date the securities were first listed on the NYSE through December 31, 2021, our sponsor has waived this fee. In addition, our sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or their respective affiliates, prior to completion of our initial business combination.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 16, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our officers and directors that beneficially owns our ordinary share; and

●	all our officers and directors as a group.

In the table below, percentage ownership is based on 52,500,000 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 13,125,000 Class B ordinary shares outstanding as of March 16, 2022. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis. The table below does not include the

Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Report.

	Class B ordinary shares		Class A ordinary shares
	Number of Shares	Approximate	Number of Shares	Approximate
	Beneficially	Percentage of	Beneficially	Percentage of
Name of Beneficial Owners(1)	Owned	Class	Owned	Class
Horizon II Sponsor, LLC (our sponsor) (2)	13,125,000	100.0%	15,500,000	29.5%
Todd L. Boehly(2)	13,125,000	100.0%	15,500,000	29.5%
Jason Robins	—	—	—	—
Asif Satchu	—	—	—	—
Modi Wiczyk	—	—	—	—
Carlton McMillen	—	—	—	—
Robert Ott	—	—	—	—
Cindy Holland	—	—	—	—
Stephen Sautel	—	—	20,000	*
Zachary Warren	—	—	—	—
Jeffrey Wilbur	—	—	—	—
Directors and officers as a group (10 individuals)	13,125,000	100%	15,520,000	29.6%
Integrated Core Strategies (US) LLC(3)	—	—	3,471,727	6.6%
*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is 600 Steamboat Road, Suite 200, Greenwich, CT 06830.

(2)	The shares reported above are held in the name of our sponsor. Our sponsor is controlled by Eldridge Industries, LLC, which is controlled by Mr. Boehly.

(3)

Includes Class A ordinary shares beneficially held by Integrated Core Strategies (US) LLC, a Delaware limited liability company (“ICS”), Riverview Group LLC, a Delaware limited liability company (“RG”), ICS Opportunities, Ltd., a Cayman Islands exempted company (“ICSO"), ICS Opportunities II LLC, a Cayman Islands entity ("ICSO II"), Integrated Assets, Ltd., a Cayman Islands entity ("IA”), Millennium International Management L.P., a Delaware limited partnership (“MIM”), Millennium Management LLC, a Delaware limited liability company (“MI”), Millenium Group Management LLC, a Delaware limited liability company (“MGM”), and Israel Englander (the sole voting trustee of the managing member of MGM), a United States citizen (“Mr. Englander”), based solely on the Schedule 13G filed jointly by ICS, RG, ICSO, ICSO II, IA, MIM, MI, MGM, and Mr. Englander, with the SEC on February 7, 2022. The business address of each of ICS, RG, ICSO, ISCO II, IA, MIM, MI, MGM, and Mr. Englander is 399 Park Avenue, New York, NY 10022.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

Changes in Control

None.

Item 13.Certain Relationships and Related Transactions, and Director Independence

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

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Jason Robins, Cindy Holland, Stephen Sautel, and Zachary Warren are “independent directors” as defined in the NYSE listing standards. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.Principal Accountant Fees and Services

The following is a summary of fees paid to WithumSmith+Brown, PC, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our financial statements for the period of July 22, 2020 (inception) through December 31, 2021, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021 and for the period from July 22, 2020 (inception) through December 31, 2020, and of services rendered in connection with our initial public offering, totaled $110,210 and $69,525, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees for the year ended December 31, 2021 and the period from July 22, 2020 (inception) through December 31, 2020.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. The aggregate fees billed by WithumSmith+Brown, PC for tax fees, inclusive of required filings with the SEC for the year ended December 31, 2021 and the period from July 22, 2020 (inception) through December 31, 2020, totaled $3,605 and $3,605, respectively.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees for the year ended December 31, 2021 and the period from July 22, 2020 (inception) through December 31, 2020.

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

(a)The following documents are filed as part of this Annual Report:

(1)Financial Statements

The financial statements are found in a separate section of this Report starting on page F-1. See the “Index to Financial Statements” on page F-1.

(2)Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association.(1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Warrant Certificate. (2)
4.3	Specimen Class A Ordinary Share Certificate (2)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.(1)
4.5	Description of Securities (3)
10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor.(1)
10.2	Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company.(1)
10.3	Registration and Shareholder Rights Agreement among the Company and the Sponsor.(1)
10.4	Letter Agreement between the Company and the Sponsor and the Company’s officers and directors.(1)
10.5	Administrative Services Agreement between the Company and the Sponsor.(1)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)*
*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 23, 2020
(2)	Incorporated by reference to the registrant’s form S-1, filed with the SEC on September 29, 2020.
(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 31, 2021

Item 16.Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2022

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

/s/ Todd Boehly
Todd Boehly	Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer and Director	March 16, 2022

/s/ Jason Robins
Jason Robins	Director	March 16, 2022

/s/ Asif Satchu
Asif Satchu	Director	March 16, 2022

/s/ Modi Wiczyk
Modi Wiczyk	Director	March 16, 2022

/s/ Cindy Holland
Cindy Holland	Director	March 16, 2022

/s/ Stephen Sautel
Stephen Sautel	Director	March 16, 2022

/s/ Zachary Warren
Zachary Warren	Director	March 16, 2022

HORIZON ACQUISITION CORPORATION II

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Horizon Acquisition Corporation II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Horizon Acquisition Corporation II (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2021 and the period from July 22, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from July 22, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by October 22, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 16, 2022

PCAOB ID Number 100

HORIZON ACQUISITION CORPORATION II

BALANCE SHEETS

	December 31,
	2021	2020
Assets:
Current assets:
Cash	$380,457	$823,192
Prepaid expenses	227,199	510,017
Total current assets	607,656	1,333,209
Investments held in Trust Account	525,037,813	525,003,145
Total Assets	$525,645,469	$526,336,354

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$48,733	$6,000
Accrued expenses	2,436,117	208,037
Total current liabilities	2,484,850	214,037
Derivative warrant liabilities	22,103,000	45,156,670
Deferred underwriting commissions	12,950,000	12,950,000
Total Liabilities	37,537,850	58,320,707

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption; 52,500,000 at December 31, 2021 and 2020 (at redemption value of $10.00 per share)	525,000,000	525,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; no non-redeemable shares issued or outstanding at December 31, 2021 and 2020	—	—
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 13,125,000 shares issued and outstanding at December 31, 2021 and 2020	1,313	1,313
Additional paid-in capital	—	—
Accumulated deficit	(36,893,694)	(56,985,666)
Total Shareholders’ Deficit	(36,892,381)	(56,984,353)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$525,645,469	$526,336,354

The accompanying notes are an integral part of these financial statements.

HORIZON ACQUISITION CORPORATION II

STATEMENTS OF OPERATIONS

		For the Period
		From July 22,
		2020 (Inception)
	For the Year	through
	Ended December	December 31,
	31, 2021	2020

General and administrative expenses	$2,997,246	$249,892
Loss from operations	(2,997,246)	(249,892)
Other income (expenses):
Change in fair value of derivative warrant liabilities	23,053,670	(9,269,010)
Financing cost - derivative warrant liabilities	—	(1,067,843)
Interest income	880	—
Net gain from investments held in Trust Account	34,668	3,144
Net income (loss)	$20,091,972	$(10,583,601)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	52,500,000	24,744,898
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.31	$(0.28)
Basic and diluted weighted average shares outstanding of Class B ordinary shares	13,125,000	12,648,810
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.31	$(0.28)

The accompanying notes are an integral part of these financial statements.

HORIZON ACQUISITION CORPORATION II

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Year Ended December 31, 2021

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	13,125,000	$1,313	$—	$(56,985,666)	$(56,984,353)
Net income	—	—	—	—	—	20,091,972	20,091,972
Balance - December 31, 2021	—	$—	13,125,000	$1,313	$—	$(36,893,694)	$(36,892,381)

For the Period from July 22, 2020 (Inception) through December 31, 2020

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - July 22, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	14,375,000	1,438	23,562	—	25,000
Excess of fair value of private placement warrants over cash received	—	—	—	—	(23,687)	(38,973)	(62,660)
Forfeiture of Class B ordinary shares	—	—	(1,250,000)	(125)	125	—	—
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(46,363,092)	(46,363,092)
Net loss	—	—	—	—	—	(10,583,601)	(10,583,601)
Balance - December 31, 2020	—	$—	13,125,000	$1,313	$—	$(56,985,666)	$(56,984,353)

The accompanying notes are an integral part of these financial statements.

HORIZON ACQUISITION CORPORATION II

STATEMENTS OF CASH FLOWS

		Period From
		July 22, 2020
		(Inception)
	Year Ended	through
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$20,091,972	$(10,583,601)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(23,053,670)	9,269,010
Financing cost - derivative warrant liabilities	—	1,067,843
Net (gain) loss from investments held in Trust Account	(34,668)	(3,144)
Changes in operating assets and liabilities:
Prepaid expenses	282,818	(485,017)
Accounts payable	42,733	(392,251)
Accrued expenses	2,228,080	123,037
Net cash used in operating activities	(442,735)	(1,004,123)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(525,000,000)
Net cash used in investing activities	—	(525,000,000)

Cash Flows from Financing Activities:
Borrowings under note payable to Sponsor	—	(161,385)
Proceeds received from initial public offering, gross	—	525,000,000
Proceeds received from private placement	—	9,400,000
Offering costs paid	—	(7,411,300)
Net cash provided by financing activities	—	526,827,315

Net (decrease) increase in cash	(442,735)	823,192

Cash - beginning of the period	823,192	—
Cash - end of the period	$380,457	$823,192

Supplemental disclosure of noncash investing and financing activities:
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Offering costs included in accounts payable	$—	$398,250
Offering costs included in accrued expenses	$—	$85,000
Offering costs paid through note payable to Sponsor	$—	$161,385
Deferred underwriting commissions	$—	$12,950,000

The accompanying notes are an integral part of these financial statements.

HORIZON ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

Note 1 - Description of Organization, Business Operations and Basis of Presentation

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

As of December 31, 2021, the Company had not yet commenced operations. All activity for the period from July 22, 2020 (inception) through December 31, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and since offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of investment income on investments held in the Trust Account from proceeds of its Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

HORIZON ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

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

HORIZON ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

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

HORIZON ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Liquidity and Going Concern

As of December 31, 2021, the Company had approximately $380,000 of cash held outside of the Trust Account and a working capital deficit of approximately $1.9 million.

The Company’s liquidity needs up to December 31, 2020, were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 5), a loan of approximately $161,000 pursuant to the Note issued to the Sponsor (Note 5). The Company repaid the Note in full on October 22, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2021 and 2020, there were no amounts outstanding under any Working Capital Loan.

The Company has until October 22, 2022 to consummate a business combination and it is uncertain that the Company will be able to by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the working capital deficit and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2021 or 2020.

HORIZON ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of December 31, 2021 and 2020 are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company's investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board ("FASB") ASC 820, "Fair Value Measurements and Disclosures," approximates the carrying amounts represented in the balance sheets. As of December 31, 2021 and 2020, the carrying values of cash, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments.

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

HORIZON ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

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

Offering Costs Associated with Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares upon completion of the Initial Public Offering and Over-Allotment. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, 52,500,000 shares of Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the IPO and Over-Allotment, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

HORIZON ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 and 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding for the respective periods.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 23,766,667 Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2021 and the period from July 22, 2020 (inception) through December 31, 2020. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares.

			For the Period From July 22, 2020
	For the Year Ended December 31,		(Inception) through December 31,
	2021		2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$16,073,578	$4,018,394	$(7,003,588)	$(3,580,013)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	52,500,000	13,125,000	24,744,898	12,648,810

Basic and diluted net income (loss) per ordinary share	$0.31	$0.31	$(0.28)	$(0.28)

HORIZON ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

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

Note 3 - Initial Public Offering

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

Note 4 - Private Placement

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

HORIZON ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

Note 5 - Related Party Transactions

Founder Shares

On August 7, 2020, the Sponsor paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 14,375,000 Class B ordinary shares (the “Founder Shares”). The Sponsor agreed to forfeit up to 1,875,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”) to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the IPO. On October 22, 2020, in connection with consummation of the Sponsor IPO Units, the Sponsor surrendered 581,250 Founder Shares to the Company for no consideration, thus reducing the amount of Class B ordinary shares subject to forfeiture to 1,293,750 Class B ordinary shares. As a result of the underwriters’ partial exercise of the over-allotment option, and the remainder of the over-allotment units expiring unexercised, on December 3, 2020, 668,750 Class B ordinary shares were automatically surrendered by the Sponsor for no consideration. As of December 31, 2021 and 2020, no remaining Class B ordinary shares were subject to forfeiture.

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

Related Party Loans

On August 7, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company borrowed approximately $161,000 under the Note and fully repaid the Note on October 22, 2020. Subsequent to repayment, the facility is no longer available to the Company.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021 and 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company agreed to pay the Sponsor a total of $10,000 per month, commencing on the date of listing on the NYSE, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. From the date the securities were first listed on the NYSE through December 31, 2021, the Sponsor waived this fee.

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

Note 6 - Commitments and Contingencies

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

Note 7 - Derivative Warrant Liabilities

As of December 31, 2021 and 2020, the Company had 17,500,000 and 6,266,667 Public Warrants and Private Placement Warrants, respectively, outstanding.

HORIZON ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

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

HORIZON ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

Note 8 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 52,500,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified within temporary equity in the balance sheets.

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

Note 9 - Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting, and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021 and 2020, there were 52,500,000 Class A ordinary shares issued and outstanding, all subject to possible redemption, and therefore classified as temporary equity on the balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 13,125,000 Class B ordinary shares outstanding, and no shares were subject to forfeiture.

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

HORIZON ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

Placement Warrants issued upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Note 10 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

December 31, 2021

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$525,037,813	$—	$—

Liabilities
Derivative warrant liabilities - Public Warrants	$16,275,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$5,828,000	$—

December 31, 2020

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$525,003,145	$—	$—

Liabilities
Derivative warrant liabilities -Public Warrants	$33,250,000	$—	$—
Derivative warrant liabilities -Private Warrants	$—	$—	$11,906,670

Level 1 assets include investments in money market funds that invest in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants was initially measured at fair value using the Monte Carlo simulation model. Beginning as of December 31, 2020, the Public Warrants have been measured based on the listed market price of such warrants, a Level 1 measurement. The fair value of the Private Placement Warrants was initially and subsequently measured using a Monte Carlo simulation model. Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurement during September 2021 was $5.6 million. As of December 31, 2021, the Private Placement Warrants transferred to Level 2 due to being measured using an observable market quote for a similar asset in an active market.

For the year ended December 31, 2021, the Company recognized a gain to the statements of operations resulting from a decrease in the fair value of liabilities of approximately $23.1 million, presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.

For the period ended December 31, 2020, the Company recognized a charge to the statements of operations resulting from an increase in the fair value of liabilities of approximately $9.3 million, presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.

HORIZON ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

December 31, 2020
Volatility	25.8%
Share price	$10.33
Risk-free rate	0.36%
Dividend yield	0.0%

The change in the fair value of the derivative warrant liabilities for the periods ended December 31, 2021 and 2020, is summarized as follows:

	Public Warrants	Private Warrants	Total
Warrant liabilities at December 31, 2020	$33,250,000	$11,906,670	$45,156,670
Change in fair value of warrant liabilities	$(16,975,000)	$(6,078,670)	$(23,053,670)
Warrant liabilities at December 31, 2021	$16,275,000	$5,828,000	$22,103,000

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements which have not previously been disclosed within the financial statements.