Form 10-Q
period 2022-06-30
Horizon Acquisition Corp II
filed 2022-08-15
CIK 1821788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, 52,500,000 Class A ordinary shares, par value $0.0001 per share, and 13,125,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

HORIZON ACQUISITION CORPORATION II

Form 10-Q

For the Quarter ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

HORIZON ACQUISITION CORPORATION II

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
Assets:	(unaudited)
Current assets:
Cash	$122,593	$380,457
Prepaid expenses	137,024	227,199
Total current assets	259,617	607,656
Investments held in Trust Account	525,408,789	525,037,813
Total Assets	$525,668,406	$525,645,469

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit:
Current liabilities:
Accounts payable	$215,631	$48,733
Accrued expenses	2,402,920	2,436,117
Total current liabilities	2,618,551	2,484,850
Derivative warrant liabilities	3,802,670	22,103,000
Deferred underwriting commissions	12,950,000	12,950,000
Total Liabilities	19,371,221	37,537,850

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption; 52,500,000 at June 30, 2022 and December 31, 2021 (at redemption value of $10.01 and $10.00 per share), respectively	525,308,789	525,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; no non-redeemable shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 13,125,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	1,313	1,313
Additional paid-in capital	—	—
Accumulated deficit	(19,012,917)	(36,893,694)
Total Shareholders’ Deficit	(19,011,604)	(36,892,381)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$525,668,406	$525,645,469

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

General and administrative expenses	$267,429	$1,837,801	$482,137	$2,733,504
Loss from operations	(267,429)	(1,837,801)	(482,137)	(2,733,504)
Other income:
Change in fair value of derivative warrant liabilities	11,883,330	20,914,670	18,300,330	17,349,670
Interest income	257	298	397	516
Net gain from investments held in Trust Account	363,220	7,928	370,976	15,683
Net income	$11,979,378	$19,085,095	$18,189,566	$14,632,365

Basic and diluted weighted average shares outstanding of Class A ordinary shares	52,500,000	52,500,000	52,500,000	52,500,000
Basic and diluted net income per share, Class A ordinary shares	$0.18	$0.29	$0.28	$0.22
Basic and diluted weighted average shares outstanding of Class B ordinary shares	13,125,000	13,125,000	13,125,000	13,125,000
Basic and diluted net income per share, Class B ordinary shares	$0.18	$0.29	$0.28	$0.22

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	13,125,000	$1,313	$—	$(36,893,694)	$(36,892,381)
Net income	—	—	—	—	—	6,210,188	6,210,188
Balance - March 31, 2022 (unaudited)	—	$—	13,125,000	$1,313	$—	$(30,683,506)	$(30,682,193)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(308,789)	(308,789)
Net income	—	—	—	—	—	11,979,378	11,979,378
Balance - June 30, 2022 (unaudited)	—	$—	13,125,000	$1,313	$—	$(19,012,917)	$(19,011,604)

For the Three and Six Months Ended June 30, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	13,125,000	$1,313	$—	$(56,985,666)	$(56,984,353)
Net loss	—	—	—	—	—	(4,452,730)	(4,452,730)
Balance - March 31, 2021 (unaudited)	—	$—	13,125,000	$1,313	$—	$(61,438,396)	$(61,437,083)
Net income	—	—	—	—	—	19,085,095	19,085,095
Balance - June 30, 2021 (unaudited)	—	$—	13,125,000	$1,313	$—	$(42,353,301)	$(42,351,988)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$18,189,566	$14,632,365
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(18,300,330)	(17,349,670)
Net gain from investments held in Trust Account	(370,976)	(15,683)
Changes in operating assets and liabilities:
Prepaid expenses	90,175	149,378
Accounts payable	166,898	16,838
Accrued expenses	(33,197)	2,255,127
Net cash used in operating activities	(257,864)	(311,645)

Net decrease in cash	(257,864)	(311,645)

Cash - beginning of the period	380,457	823,192
Cash - end of the period	$122,593	$511,547

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization, Business Operations and Basis of Presentation

Organization and General

Horizon Acquisition Corporation II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 22, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on the media and entertainment industries. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”).

As of June 30, 2022, the Company had not yet commenced operations. All activity for the period from July 22, 2020 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and since offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of investment income on investments held in the Trust Account from proceeds of its Initial Public Offering. For a discussion of recent changes to the investment of the funds held in the Trust Account, which, from a date on or about August 12, 2022, are held solely in cash (i.e., one or more bank accounts), see Note 11 below.

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

Trust Account

Upon the closing of the Initial Public Offering, the Over-Allotment, and the Private Placements, a total of $525.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and Over-Allotment, and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. For a discussion of recent changes to the investment of the funds held in the Trust Account, which, from a date on or about August 12, 2022, are held solely in cash (i.e., one or more bank accounts), see Note 11 below.

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

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s Sponsor, officers, directors and director nominees have agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering, October 22, 2022 (the “Combination Period”), or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment. The Company has filed preliminary proxy materials with respect to a special meeting of shareholders seeking approval of a proposal to extend the Combination Period to September 30, 2023. See Note 11 below.

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

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution in the Trust Account will be less than the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. There can be no guarantee that the Company will be successful in obtaining such waivers from its targeted vendors and service providers.

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $123,000 of cash held outside of the Trust Account and a working capital deficit of approximately $2.4 million.

The Company's liquidity needs up to June 30, 2022, were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 5) and a loan of approximately $161,000 pursuant to the Note issued to the Sponsor (Note 5). The Company repaid the Note in full on October 22, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company's liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company has until the end of the Combination Period to consummate a Business Combination, and it is uncertain that the Company will be able to by this time. See Note 11 below with respect to a proposed extension of the Combination Period. If a Business Combination is not consummated by this date (even if extended), there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the working capital deficit and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2022 and December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of June 30, 2022 and December 31, 2021 are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds. For a discussion of recent changes to the investment of the funds held in the Trust Account, which, from a date on or about August 12, 2022, are held solely in cash (i.e., one or more bank accounts), see Note 11 below.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company's investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. For a discussion of recent changes to the investment of

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

the funds held in the Trust Account, which, from a date on or about August 12, 2022, are held solely in cash (i.e., one or more bank accounts), see Note 11 below.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets. As of June 30, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 52,500,000 shares of Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the IPO and Over-Allotment, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as an increase in the redemption value of the Class A ordinary shares subject to possible redemption as reflected on the accompanying unaudited condensed statements of changes in shareholders’ deficit.

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares, which assumes a Business Combination as the most likely outcome. Net income per ordinary share is calculated by dividing net income by the weighted-average number of ordinary shares outstanding for the respective periods.

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 23,766,667 Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares.

	For the Three Months Ended		For the Three Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$9,583,502	$2,395,876	$15,268,076	$3,817,019

Denominator:
Basic and diluted weighted average ordinary shares outstanding	52,500,000	13,125,000	52,500,000	13,125,000

Basic and diluted net income per ordinary share	$0.18	$0.18	$0.29	$0.29

	For the Six Months Ended		For the Six Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$14,551,653	$3,637,913	$11,705,892	$2,926,473

Denominator:
Basic and diluted weighted average ordinary shares outstanding	52,500,000	13,125,000	52,500,000	13,125,000

Basic and diluted net income per ordinary share	$0.28	$0.28	$0.22	$0.22

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is evaluating the impact of this standard on the financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

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

Note 5 — Related Party Transactions

Founder Shares

On August 7, 2020, the Sponsor paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 14,375,000 Class B ordinary shares (the “Founder Shares”). The Sponsor agreed to forfeit up to 1,875,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”) to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the IPO. On October 22, 2020, in connection with consummation of the Sponsor IPO Units, the Sponsor surrendered 581,250 Founder Shares to the Company for no consideration, thus reducing the amount of Class B ordinary shares subject to forfeiture to 1,293,750 Class B ordinary shares. As a result of the underwriters’ partial exercise of the over-allotment option, and the remainder of the over-allotment units expiring unexercised, on December 3, 2020, 668,750 Class B ordinary shares were automatically surrendered by the Sponsor for no consideration. As of June 30, 2022 and December 31, 2021, no remaining Class B ordinary shares were subject to forfeiture.

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

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under any Working Capital Loans.

Administrative Support Agreement

The Company agreed to pay the Sponsor a total of $10,000 per month, commencing on the date of listing on the NYSE, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. From the date the securities were first listed on the NYSE through June 30, 2022, the Sponsor has waived this fee.

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

Risks and Uncertainties

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a Business Combination. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities.

Management continues to evaluate the impact of these types of risks and has concluded that while it is reasonably possible that these risks and uncertainties could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7 — Derivative Warrant Liabilities

As of June 30, 2022 and December 31, 2021, the Company had 17,500,000 and 6,266,667 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 52,500,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified within temporary equity in the condensed balance sheets.

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A ordinary shares issued in the Initial Public Offering and issued as part of the Over-Allotment Units were recognized in Class A ordinary shares subject to possible redemption within temporary equity as follows:

Gross Proceeds	$525,000,000
Less:
Proceeds allocated to Public Warrants	(26,425,000)
Class A ordinary shares offering costs	(19,938,092)
Plus:
Accretion of carrying value to redemption value	46,363,092
Class A ordinary shares subject to possible redemption at December 31, 2021	$525,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	308,789
Class A ordinary shares subject to possible redemption at June 30, 2022	$525,308,789

Note 9 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting, and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 52,500,000 Class A ordinary shares issued and outstanding, all subject to possible redemption, and therefore classified as temporary equity on the condensed balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 13,125,000 Class B ordinary shares outstanding, and no shares were subject to forfeiture.

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

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2022

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$525,408,789	$—	$—

Liabilities
Derivative warrant liabilities - Public Warrants	$2,800,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$1,002,670	$—

December 31, 2021

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$525,037,813	$—	$—

Liabilities
Derivative warrant liabilities - Public Warrants	$16,275,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$5,828,000	$—

Level 1 assets include investments in money market funds that invest in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The Public Warrants are measured based on the listed market price of such warrants, a Level 1 measurement. The fair value of the Private Placement Warrants was initially measured using a Monte Carlo simulation model. Beginning as of September 30, 2021, the fair value of the Private Placement Warrants has been measured based on the listed market price of the Public Warrants. Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. As of June 30, 2022 and December 31, 2021, the Private Placement Warrants were Level 2 instruments due to being measured using an observable market quote for a similar asset in an active market. There were no transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2022.

For the three months ended June 30, 2022 and 2021, the Company recognized a gain to the unaudited condensed statements of operations resulting from a decrease in the fair value of liabilities of approximately $11.9 million and $20.9 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations. For the six months ended June 30, 2022 and 2021, the Company recognized a gain to the unaudited condensed statements of operations resulting from a decrease in the fair value of liabilities of approximately $18.3 million and $17.3 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the unaudited condensed financial statements were issued. Based upon this review, other than the events disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements which have not previously been disclosed within the unaudited condensed financial statements.

Proposal to Extend Deadline to Complete Initial Business Combination

Under the Company’s Amended and Restated Memorandum and Articles of Association (“Articles”) if the Company does not consummate its initial business combination (a “Business Combination”) by October 22, 2022, it must redeem its public shareholders.

The Company is currently in preliminary discussions with an entity regarding a potential Business Combination (the “Potential Business Combination), but the Company’s board of directors believes that there will not be sufficient time before the October 22, 2022 deadline to complete the Potential Business Combination. Therefore, the Company’s board of directors has determined that it is in the best interests of its shareholders to extend the deadline in order to give the Company the opportunity to negotiate definitive transaction documents for the Potential Business Combination and the time to seek shareholder approval of the Potential Business Combination. There can be no assurance that the Company will be able to reach definitive agreements with respect to the Potential Business Combination or any other transaction that would qualify as a Business Combination. The Company is not currently actively pursuing any transaction other than the Potential Business Combination.

Accordingly, on August 12, 2022 the Company filed with the SEC a preliminary proxy statement on Schedule 14A with respect to an extraordinary general meeting of shareholders to consider a proposal to amend the Articles to extend the deadline by which the Company must consummate a Business Combination from October 22, 2022 to September 30, 2023 or such earlier date as determined by the Company’s board of directors. A date has not yet been set for the shareholder meeting, but the Company expects that it will occur prior to October 22, 2022.

If the proposal to extend the deadline is approved and effective, public shareholders may elect to redeem their public shares. An electing shareholder will be entitled to receive a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Class A ordinary shares issued in the Company’s IPO. This redemption right will apply to each public shareholder regardless of whether and how such public shareholder votes on the proposal.

Cessation of Investment of Funds Held in the Trust Account

With respect to the regulation of special purpose acquisition companies (“SPACs”) like the Company, on March 30, 2022, the SEC issued proposed rules relating to, among other items, the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940 (the “Investment Company Act”). The proposal is consistent with less formal positions recently taken by the staff of the SEC. To mitigate the risk of being viewed as operating an unregistered investment company, on August 12, 2022, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to cease holding securities in the Trust Account, to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of consummation of a Business Combination and liquidation of the Company. Accordingly, the Trust Account has ceased to be invested or otherwise to earn more than minimal interest, if any. This means that the amount available for redemption will not meaningfully increase in the future. Shareholders who elect not to redeem in connection with the amendment to the Articles to extend the deadline to complete a Business Combination will receive approximately the same amount, without meaningful additional interest, if they redeem in connection with a Business Combination or if the Company is liquidated in the future, in each case as compared with the per share amount they would receive if they had redeemed in connection with the amendment to extend the deadline.

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

Overview

We are a blank check company incorporated in the Cayman Islands on July 22, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). While we are evaluating potential Business Combination targets, we have not entered into any definitive acquisition agreement with any potential Business Combination target. We may pursue a Business Combination target in any industry. In particular, we expect to seek assets that target three broad themes: (1) innovative platforms that support evolving consumer trends; (2) next-generation technology that may unlock new markets and strong growth; and (3) traditional media and entertainment businesses requiring an injection of capital due to exogenous shocks from the current environment. Our sponsor is Horizon II Sponsor, LLC, a Delaware limited liability company. We are an emerging growth company and, as such, we are subject to all the risks associated with emerging growth companies.

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

Upon the closing of the initial public offering, the over-allotment, and the private placements, a total of $525.0 million ($10.00 per unit) of the net proceeds of the initial public offering and over-allotment, and certain of the proceeds of the private placement was placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. For a discussion of recent changes to the investment of the funds held in the Trust Account, see “Recent Developments - Cessation of Investment of Funds Held in the Trust Account” below.

Our management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and the sale of private placement warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

If we are unable to complete a Business Combination within 24 months from the closing of the initial public offering, or October 22, 2022, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. As discussed under “Recent Developments - Proposal to Extend Deadline to Complete Initial Business Combination” below, we have filed a preliminary proxy statement for a special meeting of shareholders to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (“Articles”) to extend the deadline to complete a Business Combination to September 30, 2023.

Recent Developments

Proposal to Extend Deadline to Complete Initial Business Combination

The Company is currently in preliminary discussions with an entity regarding a potential Business Combination (the “Potential Business Combination), but the Company’s board of directors believes that there will not be sufficient time before the October 22, 2022 deadline to complete the Potential Business Combination.  Therefore, the Company’s board of directors has determined that it is in the best interests of its shareholders to extend the deadline in order to give the Company the opportunity to negotiate definitive transaction documents for the Potential Business Combination and the time to seek shareholder approval of the Potential Business Combination.  There can be no assurance that the Company will be able to reach definitive agreements with respect to the Potential Business Combination or any other transaction that would qualify as a Business Combination. The Company is not actively pursuing any transaction other than the Potential Business Combination.

Accordingly, on August 12, 2022, the Company filed with the SEC a preliminary proxy statement on Schedule 14A with respect to an extraordinary general meeting of shareholders to consider a proposal to amend the Articles to extend the deadline by which the Company must consummate a Business Combination from October 22, 2022 to September 30, 2023 or such earlier date as determined by the Company’s board of directors. A date has not yet been set for the shareholder meeting, but the Company expects that it will occur prior to October 22, 2022.

If the proposal to extend the deadline is approved and effective, public shareholders may elect to redeem their public shares. An electing shareholder will be entitled to receive a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Class A ordinary shares issued in the Company’s IPO. This redemption right will apply to each public shareholder regardless of whether and how such public shareholder votes on the proposal.

Cessation of Investment of Funds Held in the Trust Account

With respect to the regulation of special purpose acquisition companies (“SPACs”) like the Company, on March 30, 2022, the SEC issued proposed rules relating to, among other items, the extent to which SPACs could become subject to regulation under the Investment

Company Act of 1940 (the “Investment Company Act”). The proposal is consistent with less formal positions recently taken by the staff of the SEC. To mitigate the risk of being viewed as operating an unregistered investment company, on August 12, 2022, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to cease holding securities in the Trust Account, to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of consummation of a Business Combination and liquidation of the Company. Accordingly, the Trust Account has ceased to be invested or otherwise to earn more than minimal interest, if any. This means that the amount available for redemption will not meaningfully increase in the future. Shareholders who elect not to redeem in connection with the amendment to the Articles to extend the deadline to complete a Business Combination will substantially the same amount, without meaningful additional interest, if they redeem in connection with a Business Combination or if the Company is liquidated in the future, in each case as compared with the per share amount they would receive if they had redeemed in connection with the amendment to extend the deadline.

Results of Operations

Our entire activity from July 22, 2020 (inception) through June 30, 2022, was in preparation for an initial public offering, and since our initial public offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of a Business Combination, at the earliest.

For the three months ended June 30, 2022, we had income of approximately $12.0 million, which consisted of approximately a $11.9 million unrealized gain from changes in fair value of derivative warrant liabilities and approximately $363,000 in net gain from investments held in trust account, partly offset by approximately $267,000 in general and administrative expenses.

For the three months ended June 30, 2021, we had net income of approximately $19.1 million, which consisted of approximately $20.9 million gain from changes in fair value of derivative warrant liabilities and approximately $8,000 in net gain from investments held in trust account, partly offset by approximately $1.8 million in general and administrative expenses.

For the six months ended June 30, 2022, we had income of approximately $18.2 million, which consisted of approximately a $18.3 million unrealized gain from changes in fair value of derivative warrant liabilities and approximately $371,000 in net gain from investments held in trust account, partly offset by approximately $482,000 in general and administrative expenses.

For the six months ended June 30, 2021, we had net income of approximately $14.6 million, which consisted of approximately $17.3 million gain from changes in fair value of derivative warrant liabilities and $16,000 in net gain from investments held in trust account, partly offset by approximately $2.7 million in general and administrative expenses.

Liquidity and Going Concern

As of June 30, 2022, we had approximately $123,000 in our operating bank account and a working capital deficit of approximately $2.4 million.

Our liquidity needs have been satisfied prior to the completion of the initial public offering through the payment of $25,000 from our sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $161,000 pursuant to the Note (as defined below) issued to our sponsor. We repaid the Note in full on October 22, 2020. Subsequent to the consummation of the initial public offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the private placement not held in the Trust Account. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our sponsor may, but is not obligated to, provide the Company working capital loans (as defined below). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

We have until October 22, 2022 (unless extended as described in Recent Developments - Proposal to Extend Deadline to Complete Initial Business Combination) to consummate a Business Combination and it is uncertain that we will be able to by this time (even if extended). If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the working capital deficit and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, we will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Commitments and Contingencies

Registration and Shareholder Rights

The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Risks and Uncertainties

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect our Company’s ability to complete a Business Combination. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our Company’s ability to complete a Business Combination and the value of our Company’s securities.

Management continues to evaluate the impact of these types of risks and has concluded that while it is reasonably possible that these risks and uncertainties could have a negative effect on our financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Investments Held in the Trust Account

Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. For a discussion of recent changes to the investment of funds in the Trust Account, which, from a date on or about August 12, 2022, are held solely in cash (i.e., one or more bank accounts), see “Recent Developments - Cessation of Investment of Funds Held in the Trust Account” above.

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 52,500,000 shares of Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares, which assumes a Business Combination as the most likely outcome. Net income per ordinary share is calculated by dividing net income by the weighted-average number of ordinary shares outstanding for the respective periods.

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 23,766,667 Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2022.

We previously identified a material weakness in 2021 related to our control around the interpretation and accounting for certain complex financial instruments that was not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We designed and implemented new controls to remediate the control. We have expanded and improved our processes to ensure that the nuances of such transactions were effectively evaluated in the context of increasingly complex accounting standards. Based on the actions taken, as well as the evaluation of the design of the new controls, we concluded that the controls were operating effectively as of June 30, 2022. As a result, management concluded that the material weakness was remediated as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

Other than the measures taken to remediate the material weakness identified and discussed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The SEC has recently issued proposed rules to regulate special purpose acquisition companies (“SPACs”). Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete a Business Combination and may constrain the circumstances under which we could complete a Business Combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in business combination transactions between SPACs such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs of negotiating and completing a Business Combination and the time required to consummate a transaction, and may constrain the circumstances under which we could complete a Business Combination.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial Business Combination and instead be required to liquidate the Company.

The Company completed its initial public offering (“IPO”) in October 2020 and has operated as a blank check company searching for a target business with which to consummate a Business Combination since such time (or approximately 22 months). The SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as us could potentially be subject to the Investment Company Act. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a Business Combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete a Business Combination no later than 24 months after the effective date of the IPO registration statement. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete a Business Combination within the proposed time frame set forth in the proposed safe harbor rule. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete a Business Combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants or rights following such a transaction, and our warrants or rights would expire worthless.

Because, in light of Investment Company Act concerns, we have instructed the trustee of the Trust Account to hold all funds in the Trust Account in cash, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which will reduce the dollar amount that our public shareholders will receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940, as amended), on August 12, 2022, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to cease holding securities in the Trust Account, to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of consummation of a Business Combination or liquidation. This means that the amount available for redemption will not increase in the future, and those shareholders who elect not to redeem in connection with our proposal to extend the deadline by which we must complete a Business Combination will receive approximately the same amount, without meaningful additional interest, if they redeem in connection with a Business Combination or if the Company is liquidated in the future, in each case as compared with the per share amount they would receive if they had redeemed in connection with the extension proposal.

There is no assurance that extending the deadline for us to complete a Business Combination will enable us to complete a Business Combination.

The Company is currently in preliminary discussions with an entity regarding a potential Business Combination (the “Potential Business Combination), but the Company’s board of directors believes that there will not be sufficient time before the October 22, 2022 deadline to complete the Potential Business Combination. Therefore, the Company’s board of directors has determined that it is in the best interests of its shareholders to extend the deadline in order to give the Company the opportunity to negotiate definitive transaction documents for the Potential Business Combination and the time to seek shareholder approval of the Potential Business Combination. Accordingly, on August 12, 2022, the Company filed with the SEC a preliminary proxy statement on Schedule 14A with respect to an extraordinary general meeting of shareholders to consider a proposal to amend the Articles to extend the deadline by which the Company must consummate a Business Combination from October 22, 2022 to September 30, 2023 or such earlier date as determined by the Company’s board of directors. Approving the extension involves a number of risks. Even if the extension is approved, the Company can provide no assurances that the Potential Business Combination or other transaction qualifying as a Business Combination will be consummated prior to the new deadline. Our ability to consummate a Business Combination is dependent on a variety of factors, many of which are beyond our control.

If the extension is approved, the Company expects to seek shareholder approval of the Potential Business Combination. We are required to offer shareholders the opportunity to redeem shares in connection with the extension amendment, and we will be required to offer shareholders redemption rights again in connection with any shareholder vote to approve the Potential Business Combination. Even if the Extension is approved by our shareholders, it is possible that redemptions will leave us with insufficient cash to consummate a Business Combination on commercially acceptable terms, or at all.

The fact that we will have separate redemption periods in connection with the extension and a Business Combination vote increases these risks. Other than in connection with a redemption offer or liquidation, our shareholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that shareholders will be able to dispose of our shares at favorable prices, or at all.

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

Dated: August 15, 2022		HORIZON ACQUISITION CORPORATION II
	By:	/s/ Todd L. Boehly
	Name:	Todd L. Boehly
	Title:	Chief Executive Officer and Chief Financial Officer