Form 10-Q
period 2022-09-30
Horizon Acquisition Corp II
filed 2022-11-14
CIK 1821788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, 17,223,528 Class A ordinary shares, par value $0.0001 per share, and 13,125,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

HORIZON ACQUISITION CORPORATION II

Form 10-Q

For the Quarter ended September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements

HORIZON ACQUISITION CORPORATION II

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$1,614,279	$380,457
Prepaid expenses	44,054	227,199
Total current assets	1,658,333	607,656
Cash and Investments held in Trust Account	526,663,097	525,037,813
Total Assets	$528,321,430	$525,645,469

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$315,760	$48,733
Accrued expenses	4,365,249	2,436,117
Working capital loans – related parties	1,500,000	—
Total current liabilities	6,181,009	2,484,850
Derivative warrant liabilities	3,327,340	22,103,000
Deferred underwriting commissions	12,950,000	12,950,000
Total Liabilities	22,458,349	37,537,850

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption; 52,500,000 at September 30, 2022 and December 31, 2021 (at redemption value of $10.03 and $10.00 per share), respectively	526,563,097	525,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; no non-redeemable shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 13,125,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	1,313	1,313
Additional paid-in capital	—	—
Accumulated deficit	(20,701,329)	(36,893,694)
Total Shareholders’ Deficit	(20,700,016)	(36,892,381)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$528,321,430	$525,645,469

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

General and administrative expenses	$2,164,306	$139,827	$2,646,443	$2,873,332
Loss from operations	(2,164,306)	(139,827)	(2,646,443)	(2,873,332)
Other income:
Change in fair value of derivative warrant liabilities	475,330	6,417,000	18,775,660	23,766,670
Interest income	564	212	961	729
Net gain from investments held in Trust Account	1,254,308	7,928	1,625,284	23,611
Net income (loss)	$(434,104)	$6,285,313	$17,755,462	$20,917,678

Basic and diluted weighted average shares outstanding of Class A ordinary shares	52,500,000	52,500,000	52,500,000	52,500,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$(0.01)	$0.10	$0.27	$0.32
Basic and diluted weighted average shares outstanding of Class B ordinary shares	13,125,000	13,125,000	13,125,000	13,125,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.01)	$0.10	$0.27	$0.32

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	13,125,000	$1,313	$—	$(36,893,694)	$(36,892,381)
Net income	—	—	—	—	—	6,210,188	6,210,188
Balance - March 31, 2022 (unaudited)	—	$—	13,125,000	$1,313	$—	$(30,683,506)	$(30,682,193)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(308,789)	(308,789)
Net income	—	—	—	—	—	11,979,378	11,979,378
Balance - June 30, 2022 (unaudited)	—	$—	13,125,000	$1,313	$—	$(19,012,917)	$(19,011,604)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,254,308)	(1,254,308)
Net loss	—	—	—	—	—	(434,104)	(434,104)
Balance - September 30, 2022 (unaudited)	—	$—	13,125,000	$1,313	$—	$(20,701,329)	$(20,700,016)

For the Three and Nine Months Ended September 30, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	13,125,000	$1,313	$—	$(56,985,666)	$(56,984,353)
Net loss	—	—	—	—	—	(4,452,730)	(4,452,730)
Balance - March 31, 2021 (unaudited)	—	$—	13,125,000	$1,313	$—	$(61,438,396)	$(61,437,083)
Net income	—	—	—	—	—	19,085,095	19,085,095
Balance - June 30, 2021 (unaudited)	—	$—	13,125,000	$1,313	$—	$(42,353,301)	$(42,351,988)
Net income	—	—	—	—	—	6,285,313	6,285,313
Balance - September 30, 2021 (unaudited)	—	$—	13,125,000	$1,313	$—	$(36,067,988)	$(36,066,675)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$17,755,462	$20,917,678
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(18,775,660)	(23,766,670)
Net gain from investments held in Trust Account	(1,625,284)	(23,611)
Changes in operating assets and liabilities:
Prepaid expenses	183,145	200,540
Accounts payable	267,027	(783)
Accrued expenses	1,929,132	2,251,826
Net cash used in operating activities	(266,178)	(421,020)

Cash Flows from Financing Activities:
Borrowings under working capital loans – related parties	1,500,000	—
Cash provided by financing activities	1,500,000	—

Net change in cash	1,233,822	(421,020)

Cash - beginning of the period	380,457	823,192
Cash - end of the period	$1,614,279	$402,172

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization, Business Operations and Basis of Presentation

Organization and General

Horizon Acquisition Corporation II (the “Company” or “Horizon”) is a blank check company incorporated as a Cayman Islands exempted company on July 22, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company was originally formed to focus on the media and entertainment industries, but it may pursue initial Business Combination opportunities in any industry. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”).

As of September 30, 2022, the Company had not yet commenced operations. All activity for the period from July 22, 2020 (inception) through September 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion, if achieved, of its initial Business Combination, at the earliest. The Company has generated non-operating income in the form of investment income on investments held in the Trust Account (as defined below) from proceeds of its Initial Public Offering. At September 30, 2022, the funds held in the Trust Account are held solely in cash (i.e., one or more bank accounts). See Notes 2 and 11. The Company’s fiscal year end is December 31.

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

Trust Account

Upon the closing of the Initial Public Offering, the Over-Allotment, and the Private Placements, a total of $525.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and Over-Allotment, and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940,as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

below. On August 12, 2022, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to cease holding securities in the Trust Account, to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of consummation of a Business Combination and liquidation of the Company. As of September 30, 2022, the funds held in the Trust Account are held solely in cash (i.e., one or more bank accounts). See Note 2.

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

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which was adopted by the Company upon the consummation of the Initial Public Offering (as amended in October 2022 as described in Note 11, the “Articles”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 5) prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

Notwithstanding the foregoing, the Company’s Articles provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s Sponsor, officers, directors and director nominees agreed not to propose an amendment to the Company’s Articles (A) to modify the substance or timing of the Company’s obligation to allow the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering, October 22, 2022 (as extended as described in Note 11, the “Business Combination Period”), or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity, unless the Company provided the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment. See “Note 11 — Extension of Business Combination Period; Related Redemption” below.

If the Company is unable to complete a Business Combination within the Business Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

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

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Business Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Business Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Business Combination Period, and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution in the Trust Account will be less than the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. There can be no guarantee that the Company will be successful in obtaining such waivers from its targeted vendors and service providers.

On October 11, 2022, the Company entered into a business combination agreement for a potential Business Combination. See “Note 11 – Signing of Business Combination Agreement”.

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $1.6 million of cash held outside of the Trust Account and a working capital deficit of approximately $3.0 million, exclusive of Working Capital Loans (as defined in Note 5) of $1.5 million.

The Company's liquidity needs up to September 30, 2022, were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 5) and a loan of approximately $161,000 pursuant to the 2020 Note issued to the Sponsor (see Note 5). The Company repaid the 2020 Note in full on October 22, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company's liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account and Working Capital Loans. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide additional Working Capital Loans. As of September 30, 2022 and December 31, 2021, $1.5 million and $0, respectively, were outstanding under Working Capital Loans.

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company has until the end of the Business Combination Period to consummate a Business Combination, and it is uncertain that the Company will be able to by this time. If a Business Combination is not consummated by the end of the Business Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the working capital deficit and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable and finalizing the Potential Business Combination.If the BCA is terminated or the Potential Business Combination is otherwise abandoned, the Company may use the funds outside of the Trust Account for identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating a Business Combination.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2022 or December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s cash and investments held in the Trust Account as of September 30, 2022 and December 31, 2021 have been comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds.

As of September 30, 2022, the funds held in the Trust Account are held solely in cash (i.e., one or more bank accounts). This is a result of the Company’s instruction to Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to cease holding securities in the Trust Account and to liquidate the securities held in the Trust Account.

Cash and Investments Held in the Trust Account

With respect to the regulation of special purpose acquisition companies (“SPACs”) like the Company, on March 30, 2022, the SEC issued proposed rules relating to, among other items, the extent to which SPACs could become subject to regulation under the Investment Company Act. The proposal is consistent with less formal positions recently taken by the staff of the SEC. To mitigate the risk of being viewed as operating an unregistered investment company, on August 12, 2022, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to cease holding securities in the Trust Account, to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

earlier of consummation of a Business Combination and liquidation of the Company. Accordingly, the Trust Account has ceased to be invested or otherwise to earn more than minimal interest, if any. This means that the amount available for redemption will not meaningfully increase in the future, if at all.

Previously, and as of December 31, 2021, the Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account were comprised of U.S. government securities, the investments were classified as trading securities. When the Company's investments held in the Trust Account were comprised of money market funds, the investments were recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account were determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets. As of September 30, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments.

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 52,500,000 shares of Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

Subsequent to September 30, 2022, as stated elsewhere herein and in connection with the approval of the Charter Amendment, Public Shareholders of the Company’s Class A ordinary shares had the right to request the Company to redeem their shares for a pro rata portion of the funds in the Company’s Trust Account. Public shareholders exercised that right with respect to 35,276,472 Class A ordinary shares for their respective portions of the funds in the Company’s Trust Account. As a result, approximately $353,882,209 (approximately $10.03 per redeemed share) was transferred from the Trust Account to pay such holders.

Giving effect to the redemptions:

●	The balance of the Trust Account was reduced from approximately $526,663,097 to approximately $172,780,888.
●	The number of Class A ordinary shares outstanding decreased from 52,500,000 to 17,223,528.

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	The number of Class B ordinary shares and Public Warrants outstanding remained unchanged.

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares, which assumes a Business Combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing net income by the weighted-average number of ordinary shares outstanding for the respective periods.

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

	For the Three Months Ended		For the Three Months Ended
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$(347,283)	$(86,821)	$5,028,250	$1,257,063

Denominator:
Basic and diluted weighted average ordinary shares outstanding	52,500,000	13,125,000	52,500,000	13,125,000

Basic and diluted net income (loss) per ordinary share	$(0.01)	$(0.01)	$0.10	$0.10

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$14,204,370	$3,551,092	$16,734,142	$4,183,536

Denominator:
Basic and diluted weighted average ordinary shares outstanding	52,500,000	13,125,000	52,500,000	13,125,000

Basic and diluted net income per ordinary share	$0.27	$0.27	$0.32	$0.32

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is evaluating the impact of this standard on the financial statements.

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

If the Company does not complete a Business Combination within the Business Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants are non-redeemable except as described below in Note 7 and are exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Note 5 — Related Party Transactions

Founder Shares

On August 7, 2020, the Sponsor paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 14,375,000 Class B ordinary shares (the “Founder Shares”). The Sponsor agreed to forfeit up to 1,875,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”) to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the IPO. On October 22, 2020, in connection with the issuance of the Sponsor IPO Units, the Sponsor surrendered 581,250 Founder Shares to the Company for no consideration, thus reducing the amount of Class B ordinary shares subject to forfeiture to 1,293,750 Class B ordinary shares. As a result of the underwriters’ partial exercise of the over-allotment option, and the remainder of the over-allotment units expiring unexercised, on December 3, 2020, 668,750 Class B ordinary shares were automatically surrendered by the Sponsor for no consideration. As of September 30, 2022 and December 31, 2021, no remaining Class B ordinary shares were subject to forfeiture.

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

Related Party Loans

On August 7, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “2020 Note”). The 2020 Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company borrowed approximately $161,000 under the 2020 Note and fully repaid the 2020 Note on October 22, 2020. Subsequent to repayment, the facility is no longer available to the Company.

Working Capital Loans – Related Party

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

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On September 19, 2022, the Company obtained Working Capital Loans in the total amount of $1.5 million from the Sponsor and an affiliate thereof (Vista Portfolio Trust, LLC). The Working Capital Loans made by each lender are each evidenced by a promissory note (each, a “Convertible Note”). The Company expects to use the proceeds of the Working Capital Loans to fund working capital deficiencies and to finance transaction costs in connection with a potential Business Combination (as to which there can be no assurance). The Convertible Notes are unsecured obligations of the Company. They are payable from assets of the Company other than the Company’s Trust Account. Each Convertible Note provides that the holder waives recourse to the Trust Account.

The principal balance of each Convertible Note is payable on the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date on which the Company liquidates the Trust Account upon the failure of the Company to consummate its initial Business Combination within the Business Combination Period. Such time period currently ends on September 30, 2023 (or such earlier date as is determined by the Company’s Board of Directors), as the Company’s proposal to extend the time period is was approved by the Company’s shareholders on October 17, 2022. The Convertible Notes do not bear interest. The holder of each Convertible Note has the option to convert all or any portion of the principal outstanding under such Convertible Note into warrants at a conversion price of $1.50 per warrant. However, the maximum principal amount that may be converted, as to both Convertible Notes and all other notes evidencing Working Capital Loans, is $1.5 million or such greater dollar amount as may be agreed to by the Company, with such approvals as may be necessary or advisable. The warrants into which the Convertible Notes may be converted will be substantially identical to the terms of the Private Placement Warrants. Such terms entitle the holder of a warrant to purchase one Class A ordinary share of the Company for $11.50.

As of September 30, 2022 and December 31, 2021, the Company had $1.5 million and $0, respectively, in borrowings under Working Capital Loans.

Administrative Support Agreement

The Company agreed to pay the Sponsor a total of $10,000 per month, commencing on the date of listing on the NYSE, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. From the date the securities were first listed on the NYSE through September 30, 2022, the Sponsor has waived this fee.

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

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7 — Derivative Warrant Liabilities

As of September 30, 2022 and December 31, 2021, the Company had 17,500,000 and 6,266,667 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Business Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 8 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 52,500,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified within temporary equity in the condensed balance sheets.

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A ordinary shares issued in the Initial Public Offering and issued as part of the Over-Allotment Units were recognized in Class A ordinary shares subject to possible redemption within temporary equity as follows:

Gross Proceeds	$525,000,000
Less:
Proceeds allocated to Public Warrants	(26,425,000)
Class A ordinary shares offering costs	(19,938,092)
Plus:
Accretion of carrying value to redemption value	46,363,092
Class A ordinary shares subject to possible redemption at December 31, 2021	$525,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	1,563,097
Class A ordinary shares subject to possible redemption at September 30, 2022	$526,563,097

Note 9 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting, and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 52,500,000 Class A ordinary shares issued and outstanding, all subject to possible redemption, and therefore classified as temporary equity on the condensed balance sheets. See “Note 11 — Extension of Business Combination Period; Related Redemption” below.

Class B Ordinary Shares — The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 13,125,000 Class B ordinary shares outstanding, and no shares were subject to forfeiture.

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

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2022

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative warrant liabilities - Public Warrants	$2,450,000	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$877,340	$—

December 31, 2021

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$525,037,813	$—	$—

Liabilities
Derivative warrant liabilities - Public Warrants	$16,275,000	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$5,828,000	$—

Level 1 assets at December 31, 2021 include investments in money market funds that invest in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. There were no assets measured at fair value on a recurring basis at September 30, 2022.

The Public Warrants are measured based on the listed market price of such warrants, a Level 1 measurement. The fair value of the Private Placement Warrants was initially measured using a Monte Carlo simulation model. Beginning as of September 30, 2021, the fair value of the Private Placement Warrants has been measured based on the listed market price of the Public Warrants. Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. As of September 30, 2022 and December 31, 2021, the Private Placement Warrants were Level 2 instruments due to being measured using an observable market quote for a similar asset in an active market. There were no transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2022.

For the three months ended September 30, 2022 and 2021, the Company recognized a gain to the unaudited condensed statements of operations resulting from a decrease in the fair value of liabilities of approximately $475,000 and $6.4 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations. For the nine months ended September 30, 2022 and 2021, the Company recognized a gain to the unaudited condensed statements of operations resulting from a decrease in the fair value of liabilities of approximately $18.8 million and $23.8 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the unaudited condensed financial statements were issued. Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements which have not previously been disclosed within the unaudited condensed financial statements.

20

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Extension of Business Combination Period; Related Redemption

On October 17, 2022, the Company held an extraordinary general meeting of shareholders (the “Meeting”), at which the Company’s shareholders approved an amendment to the Articles to extend the Business Combination Period from October 22, 2022 to September 30, 2023 (or such earlier date as is determined by the Company’s board of directors) (the “Charter Amendment”). The Charter Amendment became effective upon approval by the Company’s shareholders at the Meeting.

As a result of the effectiveness of the Charter Amendment, Public Shareholders of the Company’s Class A ordinary shares had the right to request the Company to redeem their shares for a pro rata portion of the funds in the Company’s Trust Account. Public shareholders exercised that right with respect to 35,276,472 Class A ordinary shares for their respective portions of the funds in the Company’s Trust Account. As a result, approximately $353,882,209 (approximately $10.03 per redeemed share) was transferred from the Trust Account to pay such holders.

Giving effect to the redemptions:

●	The balance of the Trust Account was reduced from approximately $526,663,097 to approximately $172,780,888.
●	The number of Class A ordinary shares outstanding decreased from 52,500,000 to 17,223,528.
●	The number of Class B ordinary shares and Public Warrants outstanding remained unchanged.

Signing of Business Combination Agreement

On October 11, 2022, the Company entered into a Business Combination Agreement (the “BCA”), pursuant to which the Company would engage in a Business Combination (the “Potential Business Combination”) with Epic Aero, Inc., a Delaware corporation (“Epic”). The Company had announced in August 2022 that it was in preliminary discussions regarding the Potential Business Combination. Epic owns and operates the private aviation business known as Flexjet, among other business activities. The public company ultimately resulting from the completion of the Potential Business Combination will be Flexjet, Inc. (“Flexjet”). Flexjet will have one class of common stock, par value $0.0001 per share (the “Flexjet Common Stock”), outstanding at the closing of the Potential Business Combination (the “Closing”). Concurrent with the BCA, the Company also entered into certain related agreements as more fully described and filed with a Current Report on Form 8-K as filed with the SEC on October 11, 2022.

The Potential Business Combination values Flexjet at a pro forma enterprise value of approximately $3.1 billion. At the Closing and assuming full (i) non-redemption of the $155.0 million of the Public Shares held by the Sponsor and (ii) utilization of up to $145.0 million investment provided by Eldridge Industries, LLC (“Eldridge”) pursuant to the Back-Stop Letter Agreement entered into concurrently with the BCA, existing Flexjet shareholders (which includes affiliates of Eldridge who are current investors in Flexjet) are expected to own 89% of Flexjet. In the event there are fewer redemptions from Horizon’s Trust Account, such ownership percentage would be reduced by existing Horizon Public Shareholders.

The obligations of the parties to the BCA to consummate the Potential Business Combination are subject to certain closing conditions, including (i) the requisite approvals of the Horizon shareholders, (ii) the requisite approvals of the target’s stockholders, (iii) the filing of a registration statement registering the Flexjet Common Stock issuable in the Potential Business Combination (the “Registration Statement”) and the Registration Statement becoming effective under the Securities Act, (iv) the Flexjet Common Stock being approved for listing on a national exchange, (v) the amount of Available SPAC Cash (as defined in the BCA) being at least $300,000,000, (vi) the consummation of certain pre-Closing acquisition and disposition transactions by Epic and (vii) performance of each parties’ covenants to be performed under the BCA in all material respects.

After accounting for the redemptions made in connection with the Charter Amendment, the Sponsor and its affiliates hold a number of Class A ordinary shares and Class B ordinary shares sufficient to vote to approve the Potential Business Combination. The Sponsor and certain of its affiliates have agreed to vote in favor of the Potential Business Combination under a support and non-redemption agreement entered into in connection with the BCA. Such obligation is subject to certain conditions.

21

HORIZON ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Public shareholders will have redemption rights in connection with the consummation of the Potential Business Combination as described above in “Note 1 – Initial Business Combination”.

22

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

Our registration statement for our initial public offering (“Initial Public Offering”) was declared effective on October 19, 2020. On October 22, 2020, we consummated the Initial Public Offering of 50,000,000 units, at $10.00 per unit, generating gross proceeds of $500.0 million, and incurring offering costs of approximately $19.6 million, inclusive of approximately $12.1 million in deferred underwriting commissions. The underwriter was granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 5,175,000 additional units to cover over-allotments, if any, at $10.00 per unit. The underwriters exercised the over-allotment option on November 24, 2020 to purchase an additional 2,500,000 units, which closed on November 27, 2020 generating gross proceeds of $25.0 million, and incurring additional offering costs of approximately $1.4 million in underwriting fees (inclusive of approximately $0.9 million in deferred underwriting fees). Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”).

Simultaneously with the closing of our initial public offering, we consummated the private placement of 5,933,333 warrants (collectively, the “Private Placement Warrants”) to our sponsor, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per private placement warrant, generating gross proceeds to the Company of approximately $8.9 million, pursuant to the Private Placement Warrants purchase agreement, dated October 19, 2020, by and between us and our sponsor. The private placement purchase agreement provided for a second closing of the private placement simultaneously with the closing of the over-allotment units. Accordingly, on November 27, 2020, the second closing of the private placement was consummated, resulting in the purchase of an aggregate of 333,334 Private Placement Warrants by our sponsor, generating gross proceeds of $0.5 million.

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

If we are unable to complete a Business Combination by September 30, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Recent Developments

Cessation of Investment of Funds Held in the Trust Account

With respect to the regulation of special purpose acquisition companies (“SPACs”) like the Company, on March 30, 2022, the SEC issued proposed rules relating to, among other items, the extent to which SPACs could become subject to regulation under the Investment Company Act. The proposal is consistent with less formal positions recently taken by the staff of the SEC. To mitigate the risk of being viewed as operating an unregistered investment company, on August 12, 2022, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to cease holding securities in the Trust Account, to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of consummation of a Business Combination and liquidation of the Company. Accordingly, the Trust Account has ceased to be invested or otherwise to earn more than minimal interest, if any. This means that the amount available for redemption will not meaningfully increase in the future.

Extension of Business Combination Period; Related Redemption

On October 17, 2022, the Company held an extraordinary general meeting of shareholders (the “Meeting”), at which the Company’s shareholders approved an amendment to the Articles to extend the Business Combination Period from October 22, 2022 to September 30, 2023 (or such earlier date as is determined by the Company’s board of directors) (the “Charter Amendment”). The Charter Amendment became effective upon approval by the Company’s shareholders at the Meeting.

As a result of the effectiveness of the Charter Amendment, public shareholders of the Company’s Class A ordinary shares had the right to request the Company to redeem their shares for a pro rata portion of the funds in the Company’s Trust Account. Public shareholders exercised that right with respect to 35,276,472 Class A ordinary shares for their respective portions of the funds in the Company’s Trust Account. As a result, approximately $353,882,209 (approximately $10.03 per redeemed share) was transferred from the Trust Account to pay such holders.

Giving effect to the redemptions:

●	The balance of the Trust Account was reduced from approximately $526,663,097 to approximately $172,780,888.
●	The number of Class A ordinary shares outstanding decreased from 52,500,000 to 17,223,528.

●	The number of Class B ordinary shares and Public Warrants outstanding remained unchanged.

Signing of Business Combination Agreement

On October 11, 2022, the Company entered into a Business Combination Agreement (the “BCA”), pursuant to which the Company would engage in a Business Combination (the “Potential Business Combination”) with Epic Aero, Inc., a Delaware corporation (“Epic”). The Company had announced in August 2022 that it was in preliminary discussions regarding the Potential Business Combination. Epic owns and operates the private aviation business known as Flexjet, among other business activities. The public company ultimately resulting from the completion of the Potential Business Combination will be Flexjet, Inc. (“Flexjet”). Flexjet will have one class of common stock, par value $0.0001 per share (the “Flexjet Common Stock”), outstanding at the closing of the Potential Business Combination (the “Closing”). Concurrent with the execution of the BCA, the Company also entered into certain related agreements as more fully described and filed with a Current Report on Form 8-K as filed with the SEC on October 11, 2022.

The Potential Business Combination values Flexjet at a pro forma enterprise value of approximately $3.1 billion. At the Closing and assuming full (i) non-redemption of the $155.0 million of the Public Shares held by the Sponsor and (ii) utilization of up to $145.0 million investment provided by Eldridge Industries, LLC (“Eldridge”) pursuant to the Back-Stop Letter Agreement entered into concurrently with the BCA, existing Flexjet shareholders (which includes affiliates of Eldridge who are current investors in Flexjet) are expected to own 89% of Flexjet.In the event there are fewer redemptions from Horizon’s Trust Account, such ownership percentage would be reduced by existing Horizon Public Shareholders.

The obligations of the parties to the BCA to consummate the Potential Business Combination are subject to certain closing conditions, including, but not limited to, (i) the requisite approvals of the Horizon shareholders, (ii) the requisite approvals of the target’s stockholders, (iii) the filing of a registration statement registering the Flexjet Common Stock issuable in the Potential Business Combination (the “Registration Statement”) and the Registration Statement becoming effective under the Securities Act, (iv) the Flexjet Common Stock being approved for listing on a national exchange, (v) the amount of Available SPAC Cash (as defined in the BCA) being at least $300,000,000, (vi) the consummation of certain pre-Closing acquisition and disposition transactions by Epic and (vii) performance of each parties’ covenants to be performed under the BCA in all material respects.

After accounting for the redemptions made in connection with the Charter Amendment, the Sponsor and its affiliates hold a number of Class A ordinary shares and Class B ordinary shares sufficient to vote to approve the Potential Business Combination. The Sponsor and certain of its affiliates have agreed to vote in favor of the Potential Business Combination under a support and non-redemption agreement entered into in connection with the BCA. Such obligation is subject to certain conditions.

Public Shareholders will have redemption rights in connection with the consummation of the Potential Business Combination as described in “Note 1 - Initial Business Combination” to the accompanying financial statements.

Results of Operations

Our entire activity from July 22, 2020 (inception) through September 30, 2022, was in preparation for an initial public offering, and since our initial public offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of a Business Combination, at the earliest.

For the three months ended September 30, 2022, we had a net loss of approximately $434,000, which consisted of approximately $2.2 million in general and administrative expenses, offset by approximately $475,000 unrealized gain from changes in fair value of derivative warrant liabilities and approximately $1.3 million in net gain from investments held in Trust Account.

For the three months ended September 30, 2021, we had net income of approximately $6.3 million, which consisted of approximately $6.4 million gain in change in fair value of derivative warrant liabilities and approximately $8,000 in net gain from investments held in Trust Account, partly offset by approximately $140,000 in general and administrative expenses.

For the nine months ended September 30, 2022, we had income of approximately $17.8 million, which consisted of approximately a $18.8 million unrealized gain from changes in fair value of derivative warrant liabilities and approximately $1.6 million in net gain from investments held in Trust Account, partly offset by approximately $2.6 million in general and administrative expenses.

For the nine months ended September 30, 2021, we had net income of approximately $20.9 million, which consisted of approximately $23.8 million gain in change in fair value of derivative warrant liabilities and $24,000 in net gain from investments held in Trust Account, partly offset by approximately $2.9 million in general and administrative expenses.

Liquidity and Going Concern

As of September 30, 2022, we had approximately $1.6 million in our operating bank account and a working capital deficit of approximately $3.0 million, exclusive of the $1.5 million Working Capital Loans.

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through the payment of $25,000 from our sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $161,000 pursuant to the 2020 Note issued to our Sponsor. We repaid the 2020 Note in full on October 22, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the private placement not held in the Trust Account and Working Capital Loans (as defined in the notes to the unaudited condensed financial statements included as Item 1 to this Quarterly Report on Form 10-Q). As of September 30, 2022 and December 31, 2021, the Company had $1.5 million and $0, respectively, in borrowings under Working Capital Loans.

On September 19, 2022, the Company obtained Working Capital Loans in the total amount of $1.5 million from the Sponsor and an affiliate thereof (Vista Portfolio Trust, LLC). The Working Capital Loans made by each lender are each evidenced by a promissory note (each, a “Convertible Note”). The Company expects to use the proceeds of the Working Capital Loans to fund working capital deficiencies and to finance transaction costs in connection with the Potential Business Combination (as to which there can be no assurance). The Convertible Notes do not bear interest. The Convertible Notes are unsecured obligations and are payable from assets of our Company other than our Trust Account. Each Convertible Note provides that the holder waives recourse to the Trust Account.

The principal balance of each Convertible Note is payable on the earlier of (i) the date on which we consummate our initial business combination and (ii) the date on which we liquidate the Trust Account upon the failure by us to consummate an initial business combination within the Business Combination Period. The holder of each Convertible Note has the option to convert all or any portion of the principal outstanding under such Convertible Note into warrants at a conversion price of $1.50 per warrant. However, the maximum principal amount that may be converted, as to both Convertible Notes and all other notes evidencing Working Capital Loans, is $1.5 million or such greater dollar amount as may be agreed to by the Company, with such approvals as may be necessary or advisable. The warrants into which the Convertible Notes may be converted will be substantially identical to the terms of the Private Placement Warrants issued by the Company in connection with its initial public offering. Such terms entitle the holder of a warrant to purchase one Class A ordinary share of the Company for $11.50.

We have until September 30, 2023 to consummate a Business Combination, and it is uncertain that we will be able to by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the working capital deficit and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, we will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Cash and Investments Held in the Trust Account

Our portfolio of investments has been comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of September 30, 2022, the funds in the Trust Account are held solely in cash (i.e., one or more bank accounts). See Recent Developments - Cessation of Investment of Funds Held in the Trust Account above.

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 52,500,000 shares of Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of October 17, 2022, giving effect to redemption by Public Shareholders made in connection with the Charter Amendment, 17,223,528 Class A ordinary shares are outstanding and approximately $172,780,888 remains on deposit in the Company’s Trust Account. 15,500,000 of such Class A ordinary shares are held by the Sponsor and its affiliates. See “Recent Developments – Extension of Business Combination Period; Related Redemption” above.

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

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Net Income (loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares, which assumes a Business Combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing net income by the weighted-average number of ordinary shares outstanding for the respective periods.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2022.

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

The Company completed its IPO in October 2020 and has operated as a blank check company searching for a target business with which to consummate a Business Combination since such time (or approximately 24 months). The SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as us could potentially be subject to the Investment Company Act. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a Business Combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete a Business Combination no later than 24 months after the effective date of the IPO registration statement. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

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

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), on August 12, 2022, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to cease holding securities in the Trust Account, to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of consummation of a Business Combination or liquidation. This means that the amount available for redemption will not increase in the future, and those shareholders who elect not to redeem in connection with our proposal to extend the deadline by which we must complete a Business Combination will receive approximately the same amount, without meaningful additional interest, if they redeem in connection with a Business Combination or if the Company is liquidated in the future, in each case as compared with the per share amount they would receive if they had redeemed in connection with the extension proposal.

There is no assurance that extending the deadline for us to complete a Business Combination will enable us to complete a Business Combination.

On October 17, 2022, the Company held an extraordinary general meeting of shareholders (the “Meeting”), at which the Company’s shareholders approved an amendment to the Articles to extend the Business Combination Period from October 22, 2022 to September 30, 2023 (or such earlier date as is determined by the Company’s board of directors) (the “Charter Amendment”). The Charter Amendment became effective upon approval by the Company’s shareholders at the Meeting. Even with the extension of the Business Combination Period, the Company can provide no assurances that the Potential Business Combination or other transaction qualifying as a Business Combination will be consummated prior to the new deadline. Our ability to consummate a Business Combination is dependent on a variety of factors, many of which are beyond our control.

The Company expects to seek shareholder approval of the Potential Business Combination. We are required to offer shareholders the opportunity to redeem shares in connection with any shareholder vote to approve the Potential Business Combination.

Other than in connection with a redemption offer or liquidation, our shareholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that shareholders will be able to dispose of our shares at favorable prices, or at all.

The consummation of the Potential Business Combination is subject to a number of conditions. If they are not satisfied or waived, the BCA may be terminated in accordance with its terms, and the Potential Business Combination may not be completed.

The BCA conditions closing of the Potential Business Combination to a number of conditions, including approval of the BCA by Epic’s securityholders, approval of the proposals required to effect the Potential Business Combination by Horizon shareholders, receipt of certain regulatory approvals, effectiveness of the Registration Statement, approval of the shares of Flexjet Common Stock to be issued to Flexjet stockholders for listing on the NYSE, the amount of Available SPAC Cash being at least $300,000,000, the consummation of certain pre-Closing acquisition and disposition transactions by Epic, the accuracy of the representations and warranties by both parties (subject to the materiality standards set forth in the BCA), and the performance by both parties of their covenants and agreements (subject to the materiality standards set forth in the BCA). These closing conditions may not be fulfilled in a timely manner or at all, and, accordingly, the Potential Business Combination may not be completed.

The timing of the Closing of the Potential Business Combination is subject to the timing of receipt of all necessary approvals, which may cause a delay in the Closing or may even prevent it.

Before the transactions contemplated by the BCA can be completed, approval under the Hart-Scott-Rodino Act and other applicable governmental approvals must be obtained. In deciding whether to grant antitrust clearance, the relevant governmental authorities will consider a variety of factors, including the effect of the Potential Business Combination on competition within their relevant jurisdiction. The terms and conditions of the approvals that are granted may impose requirements, limitations or costs, or place restrictions on the conduct of the Company’s business. The requirements, limitations or costs imposed by the relevant governmental authorities could delay the closing of the Potential Business Combination or diminish the anticipated benefits of the Potential Business Combination.

The listing of Flexjet’s Common Stock on the NYSE may not be achieved or maintained, and the recent redemptions of the Company’s Class A ordinary shares could affect the listing of its securities.

In connection with the Potential Business Combination, Flexjet will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements. Flexjet will apply to have Flexjet’s securities listed on the NYSE, to be effective upon consummation of the Potential Business Combination. The Company cannot assure you that Flexjet will be able to meet all initial listing requirements. Even if Flexjet’s securities are listed on the NYSE, Flexjet may be unable to maintain the listing of its securities in the future.

If Flexjet fails to meet the initial listing requirements and the NYSE does not list its securities on its exchange, the parties would not be required to consummate the Potential Business Combination. In the event that the parties elected to waive this condition, and the Potential Business Combination was consummated without Flexjet’s securities being listed on the NYSE or on another national securities exchange, Flexjet could face significant material adverse consequences, including:

●	a limited availability of market quotations for Flexjet’s securities;
●	reduced liquidity for Flexjet’s securities;
●	a determination that Flexjet’s Common Stock is a “penny stock” which will require brokers trading in Flexjet’s Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for Flexjet’s securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If Flexjet’s securities were not listed on the NYSE, such securities would not qualify as covered securities and we would be subject to regulation in each state in which we offer our securities because states are not preempted from regulating the sale of securities that are not covered securities.

As a related matter, because of the redemptions effected in connection with the Charter Amendment (as described elsewhere herein), the number of Class A ordinary shares outstanding (i.e., its public float) has decreased. On November 14, 2022, the Company received an email from the NYSE referring to the  public float and stating that the NYSE is assessing the Company’s ability to meet the related listing standards. The email states that failure to meet some of the standards could lead to an immediate suspension of trading and commencement of delisting procedures. If the Company does not obtain a waiver from the NYSE or otherwise satisfy the public float standard, the NYSE could take formal action for suspension and delisting of the Company’s securities (i.e., the Company’s Class A ordinary shares and Public Warrants). There can be no assurance that the Company will be able to avoid suspension or delisting in the near future or otherwise or that it will be able to obtain a different listing. However, the ability of the Company to obtain a NYSE listing in connection with the closing of the Potential Business Combination would be based on satisfying the standards in connection with the closing.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On September 19, 2022, the Company obtained Working Capital Loans in the total amount of $1.5 million from the Sponsor and an affiliate thereof (Vista Portfolio Trust, LLC). The Working Capital Loans made by each lender are each evidenced by a promissory note. The Company expects to use the proceeds of the Working Capital Loans to fund working capital deficiencies and to finance transaction costs in connection with a potential Business Combination (as to which there can be no assurance). See “Note 5 – Related Party Transactions – Related Party Loans” above.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit Number	Description
10.1

Promissory Note dated September 19, 2022, issued by Horizon Acquisition Corporation II to Horizon II Sponsor, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2022).

10.2

Promissory Note dated September 19, 2022, issued by Horizon Acquisition Corporation II to Vista Portfolio Trust, LLC (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2022).

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

Dated: November 14, 2022		HORIZON ACQUISITION CORPORATION II
	By:	/s/ Todd L. Boehly
	Name:	Todd L. Boehly
	Title:	Chief Executive Officer and Chief Financial Officer