Form 10-K
period 2022-12-31
Horizon Acquisition Corp II
filed 2023-04-14
CIK 1821788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Class A ordinary shares included as part of the units	HZON	The NYSE American LLC

Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	HZON WS	The NYSE American LLC

Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	HZON.U	The NYSE American LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

As of June 30, 2022 the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on June 30, 2022, as reported on the NYSE, was $366,670,000 (based on the closing sales price of the Class A ordinary shares on June 30, 2022 of $9.91).

As of April 14, 2023, 17,223,528 Class A ordinary shares, par value $0.0001, and 13,125,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our ability to complete an initial business combination;
●	our expectations around the performance of any prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination with any target business or businesses;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance following our initial public offering.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition, and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We have no operating history and no revenues, and public shareholders have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our management team and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.
●	Following the exercise of redemptions by public shareholders in connection with the extension of the deadline by which we must complete our initial business combination, our Sponsor holds a substantial majority of our outstanding Ordinary Shares entitled to vote on our initial business combination. As a result, we may complete our initial business combination without the support of our remaining public shareholders.
●	Our initial shareholders and management team have agreed to vote in favor of our initial business combination, regardless of how our public shareholders vote.
●	The substantial redemptions we had in connection with the extension of the date by which we must complete our initial business combination may make it difficult for us to find another target business if our proposed business combination with Epic fails.
●	There is no assurance that extending the deadline for us to complete a business combination will enable us to complete a business combination.
●	We may not be able to consummate an initial business combination by September 30, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors or their affiliates may elect to purchase shares or warrants from public shareholders, which may reduce the public “float” of our Class A ordinary shares or public warrants.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period as extended, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the duration of the completion window, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor or its affiliates or members of our management team to fund our search and to complete our initial business combination.
●	The SEC’s proposed rules related to special purpose acquisition companies like us, may increase our costs and the time needed to complete a business combination.
●	If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the company.
●	Because we have instructed the trustee to hold all funds in the trust account in cash, we will likely receive minimal interest, if any, on the funds held in the trust account, which will reduce the dollar amount that our shareholders will receive upon any redemption or liquidation of the company.
●	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Report.

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

Mr. Boehly is the co-founder, Chairman and Chief Executive Officer of Eldridge Industries (“Eldridge”), a holding company with a unique network of businesses across finance, technology, real estate and entertainment. Founded in 2015 and headquartered in Greenwich, CT, with additional offices in New York, London and Beverly Hills, Eldridge and its affiliated companies employed more than 3,000 people globally as of January 1, 2023. Eldridge owns and operates companies as well as utilizes its network and insights to make minority investments in businesses with attractive growth potential. Mr. Boehly has spent his career seeking to identify growth opportunities and create value. Under his leadership, Eldridge has achieved strong success across multiple media and entertainment and consumer-oriented businesses through a consistent focus on aligning people, capital and technology, managing in excess of $50 billion in assets as of January 1, 2023. Certain investments and industry experience of Eldridge are highlighted below. We believe that these investments, among others, provide Mr. Boehly with unique access and insights into emerging trends, participants and competitive dynamics to identify new opportunities across media, entertainment and consumer engagement.

Sports & Media: Eldridge maintains investments in a diverse portfolio of various sports and media assets, including: (1) Penske Media Eldridge (PME), a joint venture between Penske Media Corporation and Eldridge, as described further below; (2) MRC, a diversified global entertainment company; (3) eSports and gaming companies, Cloud9 and Scopely; (4) Major League Baseball (“MLB”) team, the Los Angeles Dodgers, winner of seven MLB Championships; (5) The world-renowned rock band The Killers’ music catalog, and the songwriting catalog of Bruce Springsteen; and (6) DraftKings Inc. (“DraftKings,” NYSE: DKNG). In April 2020, DraftKings consummated a merger with Diamond Eagle Acquisition Corp., a $400 million special purpose acquisition company that completed its initial public offering in May 2019.

Penske Media Eldridge (PME), a PMC subsidiary and joint venture between Penske Media Corporation and Eldridge, owns dick clark productions, the world’s largest producer and proprietor of televised live event entertainment programming; Luminate, the preeminent entertainment data and insights company; iconic brands including Variety, Rolling Stone, The Hollywood Reporter, Billboard, and Vibe; and cultural events such as SXSW and Life is Beautiful.

Eldridge also holds investments in A24, producer and distributor of specialty films and television, including “Moonlight,” the 2017 Academy Award winner for Best Picture, the 2023 Golden Globe winning film “Everything Everywhere All At Once”, and Emmy-nominated television series “Ramy,” for Hulu and “Euphoria” for HBO; British production company Fulwell 73, producer of the Emmy-nominated “Carpool Karaoke”; and Sugar23, a management and production company led by industry veteran Michael Sugar.

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

Insurance: Eldridge owns several insurance platforms, including Security Benefit, a 131-year old life insurance company which has grown to more than $50 billion in assets under Eldridge’s ownership and offers a variety of annuity and mutual fund products, Zinnia, an end-to-end insurance software provider that has over $100 billion in assets under administration and 2 million active policies on behalf of its 40+ clients, and Everly, the first direct-to-consumer universal life insurance company whose offerings protect clients and their loved ones throughout the entire life insurance cycle, and helps grow clients’ portfolios through tax deferred benefits.

Real Estate: Eldridge helped found Cain International, a majority owned real estate investment firm, in 2014. Cain International has deployed nearly $14 billion in capital specializing in transformational projects across the U.S. and Europe. Representative investments include facilitating the development of Aman New York in the Crown Building in Manhattan; the, landmark hotel The Beverly Hilton; 830 Brickell, Una Residences, and Missoni Baia in Miami; and Swingers Crazy Golf, an immersive, multi-sensory experience in London, New York, and Washington, D.C.. In 2019, Eldridge led a $300 million strategic investment in Kennedy-Wilson (NYSE: KW), a global real estate investment company.

Credit: Eldridge has created and grown several differentiated credit platforms, including Stonebriar Commercial Finance, a large-ticket commercial finance and leasing company and the largest private independent equipment lessor in the U.S.; Maranon Capital, a middle-market investment manager; and Essential Properties Realty Trust, Inc. (“Essential Properties,” NYSE: EPRT), a portfolio of triple-net leases that completed its $455 million initial public offering in 2018. Eldridge subsequently exited its investment in Essential Properties as part of an underwritten secondary offering completed in July 2019.

In addition to his role as Chairman and Chief Executive Officer of Eldridge, Mr. Boehly is Chairman of Chelsea Football club and an owner of the Los Angeles Dodgers, the Los Angeles Lakers, and the Los Angeles Sparks. Prior to founding Eldridge, Mr. Boehly was President of Guggenheim Partners, a global investment and advisory financial services firm. During his time at Guggenheim, assets under management grew from approximately $14 billion in 2002 to approximately $150 billion in 2015. Mr. Boehly’s career and network have spanned multiple industries and ecosystems and we believe that his long-standing track record in identifying differentiated ideas and unlocking value will deliver access to a broad spectrum of potential acquisition opportunities.

Mr. Jason Robins is the chief executive officer, chairman and co-Founder, of DraftKings which was established in 2011. Mr. Robins oversees the company’s strategy and operations, while also driving funding and partnerships. Mr. Robins has built a reputation for expanding DraftKings’ growth across numerous platforms through wide-ranging, forward-thinking partnerships. Under his leadership, DraftKings became the first daily fantasy sports company to partner with Major League Baseball in 2013. Mr. Robins led efforts at DraftKings to work with policy makers and regulators to pass fantasy sports, sports betting and iGaming legislation. Mr. Robins attended Duke University, where he received his B.S. in Economics and Computer Science.

Ms. Cindy Holland has over 25 years of executive and senior leadership experience in the media and film industries. She most recently served as Vice President, Original Content for Netflix, Inc. (“Netflix”). She joined Netflix in 2002 as the Director and Vice President of Content Acquisition. Previously, Ms. Holland served as Vice President of Business Development for Kozmo.com, an ecommerce company, and oversaw development, production and related agreements for feature films at Mutual Film Company and Baltimore/Spring Creek Productions.

Mr. Zachary Warren was most recently Senior Managing Director and Portfolio Manager at Guggenheim Partners where he ran the firm’s private debt investing activities and served on the Corporate Credit Investment Committee. As part of the Committee, Mr. Warren led the firm’s investment activities in high yield bonds, leveraged loans, and private debt Mr. Warren was at Guggenheim from 2004 to 2021. Prior to Guggenheim, Mr. Warren was a Vice President at Bear Sterns in equity research from 1996 to 2000. Mr. Warren served on Diamond Resorts Board of Directors from 2013 to 2016. Mr. Warren is a graduate of the College of William and Mary and the Anderson School of Business at UCLA.

Mr. Stephen Sautel has served as a director of Essential Properties Realty Trust, Inc. (“EPRT”) since its IPO in 2018. Mr. Sautel is a private investor, and he serves on the board of several private companies engaged in diverse businesses From 2017 to 2022 Mr. Sautel served as a director of CBAM Holdings, LLC, a manager of corporate credit that was sold to The Carlyle Group, Inc. in 2022. From 2014 to 2018, Mr. Sautel served as a director of Guggenheim Partners Investment Management Holdings, LLC, a diversified institutional investment management firm. From October 2001 to June 2014, Mr. Sautel was an investment professional at Guggenheim Capital, LLC, where he held the titles of Senior Managing Director and Chief Operating Officer of the Investments Business. While at Guggenheim, Mr. Sautel co-founded the firm’s credit investing business and later was responsible for supervising the firm’s investment management operations. Prior to Guggenheim, Mr. Sautel worked at J.H. Whitney & Co., First Chicago Capital Markets, and Arthur Andersen & Co. Mr. Sautel received a B.B.A. from the University of Kentucky in 1991 and an M.B.A. from the University of Michigan in 1996. Mr. Sautel is a CFA charterholder.

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

Recent Developments

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

As a result of the redemptions in connection with the Charter Amendment, the Company was not in compliance with certain continued listing requirements of the NYSE. Accordingly, the Company applied to transfer its listing to the NYSE American and was approved for listing and began trading on the NYSE American on November 29, 2022.

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

On April 11, 2023, pursuant to Section 10.1 of the BCA, Horizon, Epic, and Epic Fairgrave, Inc. entered into a Termination Agreement (the “Termination Agreement”) to terminate the BCA and abandon the transactions contemplated by the BCA (together, the “Termination”). The Termination Agreement also terminates and makes void the Ancillary Agreements (as defined in the BCA). Additionally, the Termination Agreement provides for a mutual release of claims among the parties and their affiliates.

As a result of the Termination, the BCA is of no further force and effect, with the exception of specified provisions in Section 10.2 of the BCA and the confidentiality provisions of the Ancillary Agreements, each of which shall survive the termination of the BCA and remain in full force and effect in accordance with their respective terms.

As a condition to the effectiveness of the Termination and the other matters contemplated by the Termination Agreement, Epic is required to pay Horizon a termination payment (the “Termination Payment”) of $30,059,000. The Termination Payment must be paid no later than five business days after the execution of the Termination Agreement. The Termination and the other transactions contemplated by the Termination Agreement are effective upon the Company’s receipt of the Termination Payment. If the Termination Payment is not paid within five business days, Horizon has the right to terminate the Termination Agreement.  If Horizon elects to terminate the Termination Agreement, the Termination and other transactions contemplated by the Termination Agreement shall not occur, and the BCA and each Ancillary Agreement shall continue in full force and effect.

As a result of the Termination Payment and after satisfying its liabilities for expenses and Working Capital Loans, Horizon expects to redeem all of its outstanding Class A ordinary shares for a redemption price of approximately $11.33 per share (the “Redemption Amount”). This is an expected increase of approximately $1.30 per share over the current $10.03 per share amount in the Trust Account (which current amount does not reflect any deductions for liabilities).

In view of the Business Combination Period in the Articles (September 30, 2023), Horizon will not be able to pursue an alternative business combination, and it therefore intends to liquidate as promptly as practicable and to return funds to holders of its Class A ordinary shares.

Horizon anticipates that the last day of trading in the Class A ordinary shares will be April 25, 2023. On or about the close of business on April 26, 2023, the Class A ordinary shares will be deemed canceled and will represent only the right to receive the Redemption Amount.  The Redemption Amount will be payable to the holders of Class A ordinary shares through the facilities of Continental Stock Transfer & Trust Company, Horizon’s transfer agent.

Horizon expects that the NYSE American will file a Form 25 with the Securities and Exchange Commission (the “SEC”) to delist its securities. Horizon thereafter expects to file a Form 15 with the SEC to terminate the registration of its securities under the Exchange Act. Our sponsor owns 87.7% of the Class A ordinary shares and 100% of the Class B ordinary shares. Our sponsor has waived its redemption rights with respect to the Class B ordinary shares and will not receive any portion of the final distribution amount. Horizon’s public warrants and private placement warrants are exercisable only from and after the closing of a business combination, so they will expire unexercised.

The following discussions about the business of the Company and its investment themes and strategies are provided for historical purposes only.  In light of the Termination, the Company expects to cease all operations and promptly liquidate.

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

Initial Business Combination

In accordance with the rules of the NYSE American, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions held in trust and taxes payable on the interest earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. If our securities are not then listed on the NYSE American for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

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

Financial Position

As of December 31, 2022, we had approximately $172,781,000 held in the trust account, including approximately $13 million of deferred underwriting fees. With the funds available, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business combinations on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee may be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We agreed to pay our sponsor a total of $10,000 per month, commencing on the date of listing on the NYSE, for office space, utilities, secretarial and administrative support services provided to members of the management team. From the date the securities were first listed on the NYSE through December 31, 2022, our sponsor has waived this fee. Any such payments prior to our initial business combination will be made from funds held outside the trust account. Other than the foregoing, there will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

Although we currently intend to seek shareholder approval of the Potential Business Combination, we may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under the NYSE American’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding;
●	Any of our directors, officers or substantial shareholder (as defined by the NYSE American rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares of 5% or more; or
●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

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

Permitted Purchases of Our Securities and Other Transactions with Respect to Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of securities our initial shareholders, directors, officers, advisors, or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE American rules. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 30, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on the NYSE American, we will be required to comply with the NYSE American rules.

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

Redemption of Public Shares and Liquidation If No Initial Business Combination

Pursuant to the Charter Amendment, we have until September 30, 2023 to consummate an initial business combination. If we have not consummated an initial business combination within by that date, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by September 30, 2023. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into a letter with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by September 30, 2023 (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsor, officers, directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 30, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or, or any other person.

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

Our public shareholders are entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by September 30, 2023, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 30, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by September 30, 2023, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Prior to the date of this Report, we filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. However, in light of the Termination Agreement, we currently intend to file a Form 15 to suspend our reporting or other obligations under the Exchange Act.

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

We may choose not to hold a shareholder vote with respect to any business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our outstanding ordinary shares do not approve of the business combination we complete.

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

Our sponsor and certain of its affiliates own approximately 88% of our outstanding Class A ordinary shares, and on an as-converted basis, 93% of our total outstanding ordinary shares. Our sponsor, its affiliates, and our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, including the founder shares. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination ensures that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination.

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

The requirement that we consummate an initial business combination by September 30, 2023 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by September 30, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

There is no assurance that extending the deadline for us to complete a business combination will enable us to complete a business combination.

On October 17, 2022, the Company held an extraordinary general meeting of shareholders (the “Meeting”), at which the Company’s shareholders approved an amendment to its amended and restated memorandum and articles of association to extend the deadline to complete the initial business combination from October 22, 2022 to September 30, 2023 (the “Business Combination Period”) (or such earlier date as is determined by the Company’s board of directors) (the “Charter Amendment”). The Charter Amendment became effective upon approval by the Company’s shareholders at the Meeting. Even with the extension of the Business Combination Period, the Company can provide no assurances a transaction qualifying as a business combination will be consummated prior to the new deadline. Our ability to consummate a business combination is dependent on a variety of factors, many of which are beyond our control.

Other than in connection with a redemption offer or liquidation, our shareholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that shareholders will be able to dispose of our shares at favorable prices, or at all.

We may not be able to consummate an initial business combination within the Business Combination Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within the Business Combination Period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters, or a significant outbreak of infectious diseases. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless.

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

Our public shareholders are entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not consummate an initial business combination within the Business Combination Period or (B) with respect to any other provisions relating to the rights of our Class A ordinary shares, and (iii) the redemption of our public shares if we are unable to consummate an initial business within the Business Combination Period, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we are unable to complete an initial business combination within the Business Combination Period, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the Business Combination Period, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

As of December 31, 2022, we had approximately $29,000 in cash held outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from the Working Capital Loans (as defined below), will be sufficient to allow us to operate for the Business Combination Period; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor may, but is not obligated to, provide the Company working capital loans (“Working Capital Loans”). On September 19, 2022, the Company obtained Working Capital Loans in the total amount of $1,500,000 from the sponsor and an affiliate thereof. On March 1, 2023, an affiliate of our sponsor extended an additional Working Capital Loan of $275,000. Such Working Capital Loans may be partially converted into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per warrant. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to consummate an initial business combination within the Business Combination Period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to fund our Regulatory Withdrawals and/or to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims.

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

In accordance with the NYSE American corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NYSE American. As an exempted company, there is no requirement under the Companies Act for us to hold annual or general meetings to elect directors. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Business Combination Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through our initial public offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Upon the closing of our initial public offering, our initial shareholders owned, on an as-converted basis, 20% of our issued and outstanding ordinary shares. As a result of redemptions that occurred in connection with the Charter Amendment, our sponsor and certain of its affiliates own approximately 88% of our outstanding class A ordinary shares, and on an as-converted basis, 93% of our total outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of our initial business combination. If our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is divided into three classes, each of which (except for those directors elected prior to our first annual general meeting) will serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual or extraordinary general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our shareholder meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our sponsor and its permitted transferees, who currently collectively beneficially own, on an as-converted basis, approximately 88% of our Class A ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Business Combination Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

The net proceeds from our initial public offering and the private placement of units provided us with approximately $525,000,000 that we may use to complete our initial business combination (after taking into account the $13,000,000 of deferred underwriting commissions being held in the trust account and the estimated expenses of our initial public offering). Giving effect to the redemptions made in connection with the Charter Amendment, we have approximately $172,780,888 on deposit in the Company’s trust account as of December 31, 2022.

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

The Company completed its IPO in October 2020 and has operated as a blank check company searching for a target business with which to consummate an initial business combination since such time. The SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as us could potentially be subject to the Investment Company Act. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete a business combination no later than 24 months after the effective date of the IPO registration statement. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

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

The funds in the trust account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), on August 12, 2022, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to cease holding securities in the trust account, to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts) until the earlier of consummation of a business combination or liquidation. This means that the amount available for redemption will not increase in the future, and those shareholders who elected not to redeem in connection with our proposal to extend the deadline by which we must complete a business combination will receive approximately the same amount, without meaningful additional interest, if they redeem in connection with a business combination or if the Company is liquidated in the future, in each case as compared with the per share amount they would receive if they had redeemed in connection with the extension proposal.

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

The NYSE American may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the NYSE American. In order to maintain these listings, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer (i) if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; (ii) if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; (iii) if the issuer sells or disposes of principal operating assets or ceases to be an operating company; (iv) if an issuer fails to comply with the NYSE American’s listing requirements; (v) if an issuer’s securities sell at what the NYSE American considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by the NYSE American; or (vi) if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable. If the NYSE American delists our securities, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain any additional financing to fund our operations that we may need.

If the NYSE American delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and warrants are listed on the NYSE American, our units, Class A ordinary shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE American, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

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

We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in our initial public offering. In such an instance, our sponsor and its permitted transferees (which may include our directors and officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

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

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

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

We issued public warrants to purchase 16,666,667 of our Class A ordinary shares as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement 5,933,333 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. Simultaneously with the closing of the over-allotment on November 27, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 333,334 private placement warrants by the sponsor. In addition, the Company obtained Working Capital Loans in the total amount of $1,775,000 from the sponsor and an affiliate thereof (as described herein) which may be converted in part into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per warrant. We may also issue Class A ordinary shares in connection with our redemption of our warrants.

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

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

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

We are a ‘controlled company’ within the meaning of the NYSE American rules and, as a result, we qualify for exemptions from certain corporate governance requirements.

As a result of the significant control of our sponsor and its affiliates, the NYSE American considers us to be a ‘controlled company’ within the meaning of the NYSE American corporate governance standards. Under the NYSE American corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of ‘independent directors,’ as defined under the rules of the NYSE American;
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We have not historically, and do not intend to, utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE American. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE American corporate governance requirements.

If we are unable to consummate an initial business combination within the Business Combination Period, our public shareholders may be forced to wait beyond the Business Combination Period before redemption from our trust account.

If we are unable to consummate an initial business combination within the Business Combination Period, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to fund our Regulatory Withdrawals and/or to pay our income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the Business Combination Period before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

The Company’s sponsor is Horizon II Sponsor, LLC, a Delaware limited liability company. The registration statement for the initial public offering became effective on October 19, 2020. On October 22, 2020, the Company consummated the initial public offering of 50,000,000 units, at $10.00 per unit, generating gross proceeds of $500.0 million, and incurring offering costs of approximately $19.6 million, inclusive of approximately $12.1 million in deferred underwriting commissions. The underwriters were granted a 45-day option from the date of the final prospectus relating to the initial public offering to purchase up to 5,175,000 additional units to cover over-allotments, if any, at $10.00 per unit. On November 24, 2020, the underwriters partially exercised the over-allotment option and on November 27, 2020, purchased an additional 2,500,000 units, generating gross proceeds of $25.0 million, and additional offering costs of approximately $1.4 million in underwriting fees (inclusive of approximately $875,000 in deferred underwriting fees). Simultaneously with the closing of the initial public offering, the Company consummated the private placement of 5,933,333 warrants to the sponsor, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per private placement warrant, generating gross proceeds to the Company of approximately $8.9 million. Simultaneously with the closing of the over-allotment on November 27, 2020, the Company consummated the second closing of the private placement, resulting in the purchase of an aggregate of an additional 333,334 private placement warrants by the sponsor, generating gross proceeds to the Company of approximately $500,000. If we do not consummate an initial business within the Business Combination Period, the private placement warrants will expire worthless. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the end of the Business Combination Period nears, which is the deadline for our consummation of an initial business combination.

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

Our sponsor and certain of its affiliates own approximately 88% of our outstanding class A ordinary shares, and on an as-converted basis, 93% of our total outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor purchases any of our Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

General Risk Factors

If our internal controls over financial reporting are insufficient, we may not be able to report our results of operations and financial condition accurately and in a timely manner.

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

As described in our prior reports, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in October 2020. Subsequently, we identified an error in our accounting related to the Company’s application of ASC 480-10-S99-3A to the classification of our redeemable Public Shares and presentation of earnings per share. We have remediated that material weakness and have not identified any additional material weaknesses.

Any failure to maintain adequate internal control in the future could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

Our Warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by SPACs” (the “SEC Statement”). Specifically, the SEC Statement focused on warrants that have certain settlement terms and provisions related to certain tender offers or warrants which do not meet the criteria to be considered indexed to an entity’s own stock, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 17,500,000 Public Warrants and 6,266,667 Private Placement Warrants, and determined that the Warrants should be reclassified as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2022 and 2021 contained elsewhere in this Form 10-K are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815-40, “Derivatives and Hedging —Contracts on an Entity’s Own Equity”, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

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

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

Our offices are located at 600 Steamboat Road, Suite 200, Greenwich, CT 06830. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, administrative and support services. From the date the securities were first listed on the NYSE American through December 31, 2022, our sponsor has waived this fee. We consider our current office space adequate for our current operations.

Item 3.Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our units, Class A ordinary shares and warrants are each traded on the NYSE American under the symbols “HZON,” “HZON.U” and “HZON.WS,” respectively. Our units commenced public trading on October 20, 2020. Our Class A ordinary shares and warrants began separate trading on December 9, 2020.

(b) Holders

As of December 31, 2022, there were two holders of record of our units, six holders of our Class A ordinary shares and one holder of our Class B ordinary shares and three holders of our warrants.

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

If we are unable to complete a Business Combination by September 30, 2023 (or such earlier date as determined by the Company’s board of Directors), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Recent Developments

Cessation of Investment of Funds Held in the Trust Account

With respect to the regulation of SPACs like our Company, on March 30, 2022, the SEC issued proposed rules relating to, among other items, the extent to which SPACs could become subject to regulation under the Investment Company Act. The proposal is consistent with less formal positions recently taken by the staff of the SEC. To mitigate the risk of being viewed as operating an unregistered investment company, on August 12, 2022, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to cease holding securities in the Trust Account, to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of consummation of a Business Combination and liquidation of the Company. Accordingly, the Trust Account has ceased to be invested or otherwise to earn more than minimal interest, if any. This means that the amount available for redemption will not meaningfully increase in the future.

Extension of Business Combination Period; Related Redemption

On October 17, 2022, we held an extraordinary general meeting of shareholders (the “Meeting”), at which our shareholders approved an amendment to the Articles to extend the Business Combination Period from October 22, 2022 to September 30, 2023 (or such earlier date as is determined by our board of directors) (the “Charter Amendment”). The Charter Amendment became effective upon approval by our shareholders at the Meeting.

As a result of the effectiveness of the Charter Amendment, public shareholders of our Class A ordinary shares had the right to request from us to redeem their shares for a pro rata portion of the funds in the Trust Account. Public shareholders exercised that right with respect to 35,276,472 Class A ordinary shares for their respective portions of the funds in the Trust Account. As a result, approximately $353,882,209 (approximately $10.03 per redeemed share) was transferred from the Trust Account to pay such holders.

Giving effect to the redemptions:

●	The balance of the Trust Account was reduced from approximately $526,663,097 to approximately $172,780,888.
●	The number of Class A ordinary shares outstanding decreased from 52,500,000 to 17,223,528.

●	The number of Class B ordinary shares and Public Warrants outstanding remained unchanged.

Signing of Business Combination Agreement

On October 11, 2022, we entered into a Business Combination Agreement (the “BCA”), pursuant to which we would engage in a Business Combination (the “Potential Business Combination”) with Epic Aero, Inc., a Delaware corporation (“Epic”). We had announced in August 2022 that it was in preliminary discussions regarding the Potential Business Combination. Epic owns and operates the private aviation business known as Flexjet, among other business activities. Concurrent with the execution of the BCA, we also entered into certain related agreements as more fully described and filed with a Current Report on Form 8-K as filed with the SEC on October 11, 2022. Agreements with related parties is more fully described in Note 5 to the consolidated financial statements included as Part II Item 8 of this Annual Report on Form 10-K.

Transfer to NYSE American

As a result of the redemptions in connection with the Charter Amendment, the Company was not in compliance with certain continued listing requirements of the NYSE. Accordingly, the Company applied to transfer its listing to the NYSE American and was approved for listing and began trading on the NYSE American on November 29, 2022.

Termination of the BCA

On April 11, 2023, pursuant to Section 10.1 of the BCA, Horizon, Epic, and Epic Fairgrave, Inc. entered into a Termination Agreement (the “Termination Agreement”) to terminate the BCA and abandon the transactions contemplated by the BCA (together, the “Termination”). The Termination Agreement also terminates and makes void the Ancillary Agreements (as defined in the BCA). Additionally, the Termination Agreement provides for a mutual release of claims among the parties and their affiliates.

As a result of the Termination, the BCA is of no further force and effect, with the exception of specified provisions in Section 10.2 of the BCA and the confidentiality provisions of the Ancillary Agreements, each of which shall survive the termination of the BCA and remain in full force and effect in accordance with their respective terms.

As a condition to the effectiveness of the Termination and the other matters contemplated by the Termination Agreement, Epic is required to pay Horizon a termination payment (the “Termination Payment”) of $30,059,000. The Termination Payment must be paid no later than five business days after the execution of the Termination Agreement. The Termination and the other transactions contemplated by the Termination Agreement are effective upon the Company’s receipt of the Termination Payment. If the Termination Payment is not paid within five business days, Horizon has the right to terminate the Termination Agreement.  If Horizon elects to terminate the Termination Agreement, the Termination and other transactions contemplated by the Termination Agreement shall not occur, and the BCA and each Ancillary Agreement shall continue in full force and effect.

As a result of the Termination Payment and after satisfying its liabilities for expenses and Working Capital Loans, Horizon expects to redeem all of its outstanding Class A ordinary shares for a redemption price of approximately $11.33 per share (the “Redemption Amount”). This is an expected increase of approximately $1.30 per share over the current $10.03 per share amount in the Trust Account (which current amount does not reflect any deductions for liabilities).

In view of the Business Combination Period in the Articles (September 30, 2023), Horizon will not be able to pursue an alternative business combination, and it therefore intends to liquidate as promptly as practicable and to return funds to holders of its Class A ordinary shares.

Horizon anticipates that the last day of trading in the Class A ordinary shares will be April 25, 2023. On or about the close of business on April 26, 2023, the Class A ordinary shares will be deemed canceled and will represent only the right to receive the Redemption Amount.  The Redemption Amount will be payable to the holders of Class A ordinary shares through the facilities of Continental Stock Transfer & Trust Company, Horizon’s transfer agent.

Horizon expects that the NYSE American will file a Form 25 with the Securities and Exchange Commission (the “SEC”) to delist its securities. Horizon thereafter expects to file a Form 15 with the SEC to terminate the registration of its securities under the Exchange Act. Our sponsor owns 87.7% of the Class A ordinary shares and 100% of the Class B ordinary shares. Our sponsor has waived its redemption rights with respect to the Class B ordinary shares and will not receive any portion of the final distribution amount. Horizon’s public warrants and private placement warrants are exercisable only from and after the closing of a business combination, so they will expire unexercised.

Results of Operations

Our entire activity from July 22, 2020 (inception) through December 31, 2022, was in preparation for an initial public offering, and since our initial public offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the year ended December 31, 2022, we had net income of approximately $7.9 million, which consisted of approximately a $12.4 million unrealized gain from changes in fair value of derivative warrant liabilities, approximately $9,000 interest income from operating bank account, and approximately $1.6 million in net gain from investments held in Trust Account, partly offset by approximately $6.1 million in general and administrative expenses.

For the year ended December 31, 2021, we had net income of approximately $20.1 million, which consisted of approximately a $23.1 million gain from changes in fair value of derivative warrant liabilities and approximately $35,000 in net gain from investments held in Trust Account offset by approximately $3.0 million in general and administrative expenses.

Liquidity and Going Concern

As of December 31, 2022, we had approximately $29,000 in our operating bank account and a working capital deficit of approximately $8.0 million, inclusive of $1.5 million Working Capital Loans.

Our liquidity needs have been satisfied prior to the completion of the initial public offering through the payment of $25,000 from our sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $161,000 pursuant to the Note (as defined below) issued to our sponsor. We repaid the Note in full on October 22, 2020. Subsequent to the consummation of the initial public offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the private placement not held in the trust account. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor may, but is not obligated to, provide the Company working capital loans (“Working Capital Loans”). As of December 31, 2022 and 2021, the Company had $1.5 million and $0, respectively, in borrowings under Working Capital Loans.

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

We have until September 30, 2023 to consummate a Business Combination, and it is uncertain that we will be able to by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the working capital deficit and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, we will be using the funds outside of the Trust Account and the Working Capital Loans for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a business combination, we may repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had $1.5 million and $0, respectively, in borrowings under Working Capital Loans.

Administrative Services Agreement

Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of the initial business combination or the liquidation, we agreed to pay our sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to our management team. From the date the securities were first listed on the NYSE through December 31, 2022, our sponsor waived the fee.

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

Contingent Fee Arrangement

The Company has entered into fee arrangements with an advisor in connection with the Company’s search for a prospective initial Business Combination. A portion of the fees in connection with the services rendered as of December 31, 2022, amounting to approximately $865,000 only become due and payable upon the closing of an initial Business Combination, and therefore not included as liabilities on the accompanying balance sheets.

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

Cash and Investments Held in the Trust Account

Our portfolio of investments has been comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities were included in net gain from investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account were determined using available market information. As of December 31, 2022, the funds in the Trust Account are held solely in cash (i.e., one or more bank accounts). See Recent Developments - Cessation of Investment of Funds Held in the Trust Account above.

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and December 31, 2021, 17,223,528 and 52,500,000 shares of Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering and Over-Allotment, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, we recognized changes in the redemption value as an increase in the redemption value of the Class A ordinary shares subject to possible redemption as reflected on the accompanying statements of changes in shareholders’ deficit.

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

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 8.Financial Statements and Supplementary Data.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2022.

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

Management’s Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

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

Item 9B.Other Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.Directors, Officers and Corporate Governance

Directors and Officers

As of the date of this Annual Report on Form 10-K, our directors and officers are as follows:

Name	Age	Position
Todd L. Boehly	49	Chief Executive Officer, Chief Financial Officer, and Director
Jason Robins	42	Director
Cindy Holland	53	Director
Stephen Sautel	54	Director
Zachary Warren	49	Director
Carlton McMillen	38	Vice President
Robert Ott	36	Vice President
Jeffrey Wilbur	38	Vice President

Todd L. Boehly, 49, has been our Chief Executive Officer, Chief Financial Officer and Director since August 2020. Mr. Boehly is the Co-founder, Chairman and Chief Executive Officer of Eldridge, a holding company with a unique network of businesses across finance, technology, real estate and entertainment. Prior to founding Eldridge in 2015, Mr. Boehly worked at Guggenheim Partners, the global asset manager, from 2001 to 2015, and was President of Guggenheim Partners from 2011 to 2015. Mr. Boehly received his B.B.A. from the College of William & Mary in 1996. He has also studied at the London School of Economics.

We believe Mr. Boehly’s qualifications to serve on our board of directors include his substantial experience building and managing businesses, his long-standing track record in identifying differentiated ideas, and unlocking value that will deliver access to a broad spectrum of potential acquisition opportunities.

Jason Robins, 42, is a director. Mr. Robins is chief executive officer, chairman and co-Founder, of DraftKings which was established in 2011. Mr. Robins oversees the company’s strategy and operations, while also driving funding and partnerships. Robins has built a reputation for expanding DraftKings’ growth across numerous platforms through wide-ranging, forward-thinking partnerships. Under his leadership, DraftKings became the first daily fantasy sports company to partner with Major League Baseball in 2013. Mr. Robins led efforts at DraftKings to work with policy makers and regulators to pass fantasy sports, sports betting and iGaming legislation. Mr. Robins attended Duke University, where he received his B.S. in Economics and Computer Science.

We believe in Mr. Robins’ qualifications to serve on our board of directors which includes his experience in the digital sports entertainment and gaming industry, including overseeing DraftKings’ strategy and operations while also driving funding and establishing significant partnerships with several professional sports leagues, his previous experience with a special purpose acquisition corporation’s business combination and his leadership with policy makers and regulators to pass daily fantasy sports, sports betting and iGaming legislation.

Cindy Holland, 53, has served as a director since November 17, 2020, Ms. Holland has over 25 years of executive and senior leadership experience in the media and film industries. She most recently served as Vice President, Original Content for Netflix, Inc. (“Netflix”). She joined Netflix in 2002 as the Director and Vice President of Content Acquisition. Previously, Ms. Holland served as Vice President of Business Development for Kozmo.com, an ecommerce company, and oversaw development, production and related agreements for feature films at Mutual Film Company and Baltimore/Spring Creek Productions.

We believe Ms. Holland’s qualifications to serve on our board include her substantial experience in the entertainment industry and her deep knowledge of entertainment production.

Stephen Sautel, 54, has served as director since October 19, 2021 and has served as a director of Essential Properties Realty Trust, Inc. (“EPRT”) since its IPO in 2018. Mr. Sautel is a private investor, and he serves on the board of several private companies engaged in diverse businesses From 2017 to 2022 Mr. Sautel served as a director of CBAM Holdings, LLC, a manager of corporate credit that was sold to The Carlyle Group, Inc. in 2022. From 2014 to 2018, Mr. Sautel served as a director of Guggenheim Partners Investment Management Holdings, LLC, a diversified institutional investment management firm. From October 2001 to June 2014, Mr. Sautel was an investment professional at Guggenheim Capital, LLC, where he held the titles of Senior Managing Director and Chief Operating Officer of the Investments Business. While at Guggenheim, Mr. Sautel co-founded the firm’s credit investing business and later was responsible for supervising the firm’s investment management operations. Prior to Guggenheim, Mr. Sautel worked at J.H. Whitney & Co., First Chicago Capital Markets, and Arthur Andersen & Co. Mr. Sautel received a B.B.A. from the University of Kentucky in 1991 and an M.B.A. from the University of Michigan in 1996. Mr. Sautel is a CFA charterholder.

Zachary Warren, 49, has served as director since October 19, 2021. Mr. Warren was most recently Senior Managing Director and Portfolio Manager at Guggenheim Partners where he ran the firm’s private debt investing activities and served on the Corporate Credit Investment Committee. As part of the Committee, Mr. Warren led the firm’s investment activities in high yield bonds, leveraged loans, and private debt Mr. Warren was at Guggenheim from 2004 to 2021. Prior to Guggenheim, Mr. Warren was a Vice President at Bear Sterns in equity research from 1996 to 2000. Mr. Warren served on Diamond Resorts Board of Directors from 2013 to 2016. Mr. Warren is a graduate of the College of William and Mary and the Anderson School of Business at UCLA.

We believe Mr. Warren’s qualifications to serve on our board include his extensive financial and investment expertise and experience in analyzing businesses and their operations.

Jeffrey Wilbur, 38, has served as Vice President since November 2020. Mr. Wilbur is a Principal at Eldridge Industries. Mr. Wilbur has been with Eldridge since 2018, where he has a successful track record of managing and exiting businesses as an operator, focusing on industries such as live events, entertainment, and consumer. Prior to joining Eldridge, Mr. Wilbur served as the CEO of Mediabistro Holdings where he oversaw all activities of the business units and corporate functions of the platform which included the following brands: The CLIO Awards, Mediabistro, ADWEEK, and the Film Expo Group. Prior to such, he was the Chief Financial Officer of Prometheus Global Media and a member of the Corporate Credit Group at Guggenheim Partners. Mr. Wilbur currently serves on the Board of Directors of Aurify Brands and Illuminarium Experiences and previously served on the Board of Directors of Dragontail Systems (ASX: DTS). Mr. Wilbur earned his B.A in Economics and Psychology from Williams College.

Carlton McMillen, 38, has served as Vice President since September 2020. Mr. McMillen is a Director at Eldridge Industries. Mr. McMillen was also previously an investment professional at Eldridge Industries from 2015 to 2017. He then was at MRC as a Vice President, Corporate Development since its founding in January 2018, where he led efforts on acquisitions, investments, equity and debt capital raises, corporate finance, and special projects, and in 2022, Mr. McMillen returned to Eldridge Industries. He also previously served as an investment professional for Guggenheim Partners from 2009 to 2013, where he was involved in investments in private equity, venture equity, and corporate credit across a spectrum of industries. Prior to Guggenheim Partners, Mr. McMillen was an investment banker at Guggenheim Securities and Merrill Lynch from 2007 to 2009. He earned a B.S. in Finance and a B.S. in Accountancy from the University of Illinois at Urbana-Champaign.

Robert Ott, 36, has served as Vice President since August 2020. Mr. Ott has been with Eldridge since its inception in 2015, where he has worked as in-house counsel focusing on negotiating and structuring transactions across the firm’s investment platform. Mr. Ott currently serves on the Board of Directors of Maranon Capital and Panagram Structured Asset Management. Prior to joining Eldridge, Mr. Ott worked as in-house counsel for the investment management business at Guggenheim Partners from 2011 to 2014. He earned his B.S. in Finance from the University of Maryland and his J.D. from William & Mary Law School. Mr. Ott is also a CFA charterholder.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors elected prior to our first annual general meeting) serving a three-year term. In accordance with NYSE American corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on NYSE American. The term of office of the first class of directors, consisting of Jason Robins, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Cindy Holland and Zachary Warren, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Todd Boehly and Stephen Sautel will expire at the third annual general meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Director Independence

The rules of the NYSE American require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Jason Robins, Cindy Holland, Stephen Sautel, and Zachary Warren are independent directors as defined in the NYSE American listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Each of our audit committee, our compensation committee and our nominating and corporate governance committee is composed solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE American and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE American require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Jason Robins Cindy Holland, and Stephen Sautel serve as members of our audit committee. Our board of directors determined that each of Jason Robins, Cindy Holland, and Stephen Sautel are independent and financially literate under the NYSE American listing standards and applicable SEC rules. Our Board has determined that Stephen Sautel qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

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

Nominating Committee

We have established a nominating committee of our board of directors. The members of our nominating committee are Jason Robins, Cindy Holland, and Stephen Sautel. Under the NYSE American listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors determined that each of Jason Robins, Cindy Holland, and Stephen Sautel are independent.

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

Under the NYSE American listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors determined that each of Jason Robins, Cindy Holland, and Stephen Sautel are independent. We adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

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

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor of $10,000 per month (which has been waived through December 31, 2022), for up to 24 months, for office space, utilities and secretarial and administrative support services and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE American and the SEC.

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

We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. We agreed to pay our sponsor a total of $10,000 per month, commencing on the date of listing on the NYSE, for office space, utilities, secretarial and administrative support services provided to members of the management team. From the date the securities were first listed on the NYSE through December 31, 2022, our sponsor has waived this fee.

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

Item 11.Executive Compensation

Officer and Director Compensation

Each of Stephen Sautel and Zachary Warren receive an annual director fee of $50,000, paid by our sponsor. No other officer or director has received any cash compensation for services rendered to us. The Company agreed to pay our sponsor a total of $10,000 per month, commencing on the date of listing on the NYSE, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. From the date the securities were first listed on the NYSE through December 31, 2022, our sponsor has waived this fee. In addition, our sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or their respective affiliates, prior to completion of our initial business combination.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 14, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our officers and directors that beneficially owns our ordinary share; and
●	all our officers and directors as a group.

In the table below, percentage ownership is based on 17,223,528 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 13,125,000 Class B ordinary shares outstanding as of April 14, 2023. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Report.

	Class B ordinary shares		Class A ordinary shares
	Number of Shares	Approximate	Number of Shares	Approximate
	Beneficially	Percentage of	Beneficially	Percentage of
Name of Beneficial Owners(1)	Owned	Class	Owned	Class
Horizon II Sponsor, LLC (our sponsor)(2)	13,125,000	100.0%	15,100,000	87.7%
Todd L. Boehly(2)	13,125,000	100.0%	15,100,000	87.7%
Jason Robins	—	—	—	—
Carlton McMillen	—	—	—	—
Robert Ott	—	—	—	—
Cindy Holland	—	—	—	—
Stephen Sautel	—	—	20,000	*
Zachary Warren	—	—	—	—
Jeffrey Wilbur	—	—	—	—
Directors and officers as a group (8 individuals)	13,125,000	100%	15,120,000	87.8%
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 600 Steamboat Road, Suite 200, Greenwich, CT 06830.
(2)	The shares reported above are held in the name of our sponsor. Our sponsor is controlled by Eldridge Industries, LLC, which is controlled by Mr. Boehly.

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

The sponsor agreed to forfeit up to 1,875,000 Class B ordinary shares, par value $0.0001 to the extent that the over-allotment option is not exercised in full by the underwriters, so that the founder shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On October 22, 2020, in connection with consummation of the sponsor IPO units, the sponsor surrendered 581,250 founder shares to the Company for no consideration, thus reducing the amount of Class B ordinary shares subject to forfeiture to 1,293,750 Class B ordinary shares. As a result of the underwriters’ partial exercise of the over-allotment option, and the remainder of the over-allotment units expiring unexercised, on December 3, 2020, 668,750 Class B ordinary shares were automatically surrendered for no consideration by the sponsor.

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

Working Capital Loans

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

Director Independence

NYSE American listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Jason Robins, Cindy Holland, Stephen Sautel, and Zachary Warren are “independent directors” as defined in the NYSE American listing standards. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.Principal Accountant Fees and Services

The following is a summary of fees paid to WithumSmith+Brown, PC, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our financial statements for the period of July 22, 2020 (inception) through December 31, 2022, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the years ended December 31, 2022 and 2021, totaled $97,415 and $106,605, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees for the years ended December 31, 2022 and 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. The aggregate fees billed by WithumSmith+Brown, PC for tax fees, inclusive of required filings with the SEC for the years ended December 31, 2022 and 2021, totaled $8,060 and $3,605, respectively.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees for the years ended December 31, 2022 and 2021.

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
2.1

Business Combination Agreement, dated October 11, 2022, among Horizon Acquisition Corporation II, OTH Merger Sub 1, LLC, Flexjet, Inc., Flexjet Sub, LLC and Epic Aero, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2022).

3.1

Amendment to Amended and Restated Memorandum and Articles of Association (amending Article 49.7) (incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the SEC on October 17, 2022).

4.1	Specimen Unit Certificate (incorporated by reference to the Company’s Form S-1 filed with the SEC on September 29, 2020). (2)
4.2	Specimen Warrant Certificate (incorporated by reference to the Company’s Form S-1 filed with the SEC on September 29, 2020). (2)
4.3	Specimen Class A Ordinary Share Certificate (incorporated by reference to the Company’s Form S-1 filed with the SEC on September 29, 2020). (2)
4.4

Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2020).(1)

4.5	Description of Securities (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021). (3)
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

10.3

Exchange Agreement, dated October 11, 2022, among Flexjet, Inc., Directional Capital LLC and Horizon II Sponsor, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2022).

10.4	Form of New Warrant Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2022).
10.5

Sponsor Support and Non-Redemption Agreement, dated October 11, 2022, among Horizon II Sponsor, LLC, Horizon Acquisition Corporation II, Flexjet, Inc. and Epic Aero, Inc. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2022).

10.6

Company Support Agreement, dated October 11, 2022, among Horizon Acquisition Corporation II, Flexjet, Inc., Epic Aero, Inc. and the stockholders party thereto (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2022).

10.7

Back-Stop Letter Agreement, dated October 11, 2022, by Eldridge Industries, LLC (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2022).

10.8	First Amendment to the Back-Stop Letter Agreement, dated December 16, 2022, by Eldridge Industries, LLC.*
10.9	Form of Stockholders Agreement (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2022).

10.10	Form of Amended and Restated Registration Rights Agreement (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2022).
10.11

Form of Second Amended and Restated Certificate of Incorporation of Flexjet (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2022).

10.12	Form of Bylaws of Flexjet (incorporated herein by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2022).
10.13

Termination Agreement, dated April 11, 2023, among Epic Fairgrave, Inc., Epic Aero, Inc. and Horizon Acquisition Corporation II (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2023).

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

April 14, 2023

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

/s/ Todd Boehly
Todd Boehly	Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer and Director	April 14, 2023

/s/ Jason Robins
Jason Robins	Director	April 14, 2023

/s/ Cindy Holland
Cindy Holland	Director	April 14, 2023

/s/ Stephen Sautel
Stephen Sautel	Director	April 14, 2023

/s/ Zachary Warren
Zachary Warren	Director	April 14, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Horizon Acquisition Corporation II

Opinion on the Financial Statements

We have audited the consolidated accompanying balance sheets of Horizon Acquisition Corporation II (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by September 30, 2023 then the Company will cease all operations except for the purpose of liquidating. The working capital deficit and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

April 14, 2023

PCAOB Number 100

HORIZON ACQUISITION CORPORATION II

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets:
Current assets:
Cash	$28,654	$380,457
Prepaid expenses	380,582	227,199
Total current assets	409,236	607,656
Cash and investments held in Trust Account	172,780,888	525,037,813
Total Assets	$173,190,124	$525,645,469

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$420,043	$48,733
Accrued expenses	6,449,856	2,436,117
Working capital loans - related parties	1,500,000	—
Total current liabilities	8,369,899	2,484,850
Derivative warrant liabilities	9,744,340	22,103,000
Deferred underwriting commissions	12,950,000	12,950,000
Total Liabilities	31,064,239	37,537,850

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption; 17,223,528 shares at redemption value of $10.03 per share at December 31, 2022 and 52,500,000 shares at redemption value of $10.00 per share at December 31, 2021	172,680,888	525,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; no non-redeemable shares issued or outstanding at December 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 13,125,000 shares issued and outstanding at December 31, 2022 and December 31, 2021	1,313	1,313
Accumulated deficit	(30,556,316)	(36,893,694)
Total Shareholders’ Deficit	(30,555,003)	(36,892,381)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$173,190,124	$525,645,469

The accompanying notes are an integral part of these financial statements.

HORIZON ACQUISITION CORPORATION II

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021

General and administrative expenses	$6,092,212	$2,997,246
Loss from operations	(6,092,212)	(2,997,246)
Other income:
Change in fair value of derivative warrant liabilities	12,358,660	23,053,670
Interest income	8,743	880
Net gain from investments held in Trust Account	1,625,284	34,668
Net income	$7,900,475	$20,091,972

Basic and diluted weighted average shares outstanding of Class A ordinary shares	44,864,818	52,500,000
Basic and diluted net income per share, Class A ordinary shares	$0.14	$0.31
Basic and diluted weighted average shares outstanding of Class B ordinary shares	13,125,000	13,125,000
Basic and diluted net income per share, Class B ordinary shares	$0.14	$0.31

The accompanying notes are an integral part of these financial statements.

HORIZON ACQUISITION CORPORATION II

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Years Ended December 31, 2022 and 2021

	Ordinary Shares		Ordinary Shares		Total	Total
	Class A		Class B		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance - December 31, 2020	—	$—	13,125,000	$1,313	$(56,985,666)	$(56,984,353)
Net income	—	—	—	—	20,091,972	20,091,972
Balance - December 31, 2021	—	$—	13,125,000	$1,313	$(36,893,694)	$(36,892,381)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(1,563,097)	(1,563,097)
Net income	—	—	—	—	7,900,475	7,900,475
Balance - December 31, 2022	—	$—	13,125,000	$1,313	$(30,556,316)	$(30,555,003)

The accompanying notes are an integral part of these financial statements.

HORIZON ACQUISITION CORPORATION II

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities:
Net income	$7,900,475	$20,091,972
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(12,358,660)	(23,053,670)
Net gain from investments held in Trust Account	(1,625,284)	(34,668)
Changes in operating assets and liabilities:
Prepaid expenses	(153,383)	282,818
Accounts payable	371,310	42,733
Accrued expenses	4,013,739	2,228,080
Net cash used in operating activities	(1,851,803)	(442,735)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for Class A ordinary share redemptions	353,882,209	—
Net cash provided by investing activities	353,882,209	—

Cash Flows from Financing Activities:
Redemption of Class A ordinary shares	(353,882,209)
Borrowings under working capital loans - related parties	1,500,000	—
Net cash used in financing activities	(352,382,209)	—

Net decrease in cash	(351,803)	(442,735)

Cash - beginning of the period	380,457	823,192
Cash - end of the period	$28,654	$380,457

The accompanying notes are an integral part of these financial statements.

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

As of December 31, 2022, the Company had not yet commenced operations. All activity for the period from July 22, 2020 (inception) through December 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion, if achieved, of its initial Business Combination, at the earliest. The Company has generated non-operating income in the form of investment income on investments held in the Trust Account (as defined below) from proceeds of its Initial Public Offering. At December 31, 2022, the funds held in the Trust Account are held solely in cash (i.e., one or more bank accounts). See Note 2. The Company’s fiscal year end is December 31.

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

Trust Account

Upon the closing of the Initial Public Offering, the Over-Allotment, and the Private Placements, a total of $525.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and Over-Allotment, and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. On August 12, 2022, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to cease holding securities in the Trust Account, to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of consummation of a Business Combination and liquidation of the Company. As of December 31, 2022, the funds held in the Trust Account are held solely in cash (i.e., one or more bank accounts). See Note 2.

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

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which was adopted by the Company upon the consummation of the Initial Public Offering (as amended in October 2022, the “Articles”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 5) prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

The Company’s Sponsor, officers, directors and director nominees agreed not to propose an amendment to the Company’s Articles (A) to modify the substance or timing of the Company’s obligation to allow the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering (as extended as described below), or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity, unless the Company provided the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

Extension of Business Combination Period and Related Redemption

On October 17, 2022, the Company held an extraordinary general meeting of shareholders (the “Meeting”). At the Meeting, the Company’s shareholders approved an amendment to the Articles to extend the Business Combination Period from October 22, 2022 to September 30, 2023 (or such earlier date as is determined by the Company’s Board of Directors) (the “Charter Amendment”). For information about a proposed business combination between the Company and Epic Aero, Inc., a Delaware corporation (“Epic”), which operates the Flexjet business, see “Proposed Business Combination section” below.

As a result of the effectiveness of the Charter Amendment, Public Shareholders of the Company’s Class A ordinary shares had the right to request the Company to redeem their shares for a pro rata portion of the funds in the Company’s Trust Account. Public Shareholders exercised that right with respect to 35,276,472 Class A ordinary shares for their respective portions of the funds in the Trust Account. As a result, $353,882,209 (approximately $10.03 per redeemed share) was transferred from the Trust Account to pay such holders. See Note 6.

Giving effect to the redemptions, the Company has 17,223,528 Class A ordinary shares outstanding and $172,780,888 on deposit in the Company’s Trust Account at December 31, 2022. 15,100,000 of such Class A ordinary shares are held by the Company’s Sponsor, and its affiliates. After accounting for the redemptions made in connection with the Charter Amendment, the Sponsor and its affiliates will hold a number of Class A ordinary shares and Class B ordinary shares sufficient to vote to approve the Proposed Business Combination described in the section below titled “Proposed Business Combination.” The Sponsor and certain of its affiliates have agreed to vote in favor of the Business Combination under a support and non-redemption agreement entered into in connection with the BCA (as defined below). Such obligation is subject to certain conditions. The consummation of the Business Combination is subject to certain conditions under the BCA. Public Shareholders will have redemption rights in connection with the consummation of the Business Combination in addition to those in connection with the Charter Amendment.

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

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Business Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Business Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Business Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution in the Trust Account will be less than the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. There can be no guarantee that the Company will be successful in obtaining such waivers from its targeted vendors and service providers.

Proposed Business Combination

On October 11, 2022, the Company entered into a Business Combination Agreement (the “BCA”), pursuant to which it will engage in a Business Combination with Epic Aero, Inc., a Delaware corporation (“Epic”) (the “Potential Business Combination”). Epic owns and operates the private aviation business known as Flexjet, among other business activities. The public company ultimately resulting from the completion of the Potential Business Combination will be Flexjet, Inc. (“Flexjet”). Flexjet will have one class of common stock, par value $0.0001 per share (the “Flexjet Common Stock”), outstanding at the closing of the Potential Business Combination (the “Closing”). The BCA, and certain related agreements the Company entered into concurrently have and are more fully described and filed with a Current Report on Form 8-K as filed with the SEC on October 11, 2022.

The Potential Business Combination values Flexjet at a pro forma enterprise value of approximately $3.1 billion. At the Closing and assuming full (i) non-redemption of the $151.0 million of the Public Shares held by the Sponsor and (ii) utilization of up to $149.0 million investment provided by Eldridge Industries, LLC (“Eldridge”) pursuant to the Back-Stop Letter Agreement entered into concurrently with the BCA, as amended on December 16, 2022, existing Flexjet shareholders (which includes affiliates of Eldridge who are current investors in Flexjet) are expected to own 89% of Flexjet. In the event there are fewer redemptions from the Company’s Trust Account, such ownership percentage would be reduced by existing Public Shareholders.

The parties to the BCA are: the Company; Epic; OTH Merger Sub 1, LLC a Delaware limited liability company (“Merger Sub 1”) and a wholly owned subsidiary of the Company formed in connection with the BCA; Flexjet; and Flexjet Sub, LLC, a Delaware limited liability company (“Merger Sub 2”) and a wholly owned subsidiary of Flexjet formed in connection with the BCA (each herein referred to as a “Party”). Epic Fairgrave, Inc., a Delaware corporation, became a Party to the BCA by joinder dated February 21, 2023.

The obligations of the parties to the BCA to consummate the Potential Business Combination are subject to certain closing conditions, including (i) the requisite approvals of the Company’s shareholders, (ii) the requisite approvals of the target’s stockholders, (iii) the filing of a registration statement registering the Flexjet Common Stock issuable in the Potential Business Combination (the “Registration Statement”) and the Registration Statement becoming effective under the Securities Act, (iv) the Flexjet Common Stock being approved for listing on a national exchange, (v) the amount of Available SPAC Cash (as defined in the BCA) being at least $300,000,000, (vi) the consummation of certain pre-Closing acquisition and disposition transactions by Epic and (vii) performance of each parties’ covenants to be performed under the BCA in all material respects.

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

Concurrent with the BCA, the Company also entered into certain related agreements as more fully described and filed with a Current Report on Form 8-K as filed with the SEC on October 11, 2022. Agreements with related parties are described in Note 5.

On April 11, 2023, Horizon, Epic, and Epic Fairgrave, Inc. entered into a Termination Agreement (the “Termination Agreement”) to terminate the BCA and abandon the transactions contemplated by the BCA (together, the “Termination”). The Termination Agreement also terminates and makes void the Ancillary Agreements (as defined in the BCA). Additionally, the Termination Agreement provides for a mutual release of claims among the parties and their affiliates. See Note 11.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements and notes are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary in connection with the Proposed Business Combination. All intercompany transactions and balances have been eliminated in consolidation.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had approximately $29,000 of cash held outside of the Trust Account and a working capital deficit of approximately $8.0 million inclusive of a $1.5 million Working Capital Loan.

Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2022 and 2021, $1.5 million and $0, respectively, were outstanding under Working Capital Loans.

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

The Company has until September 30, 2023 (or such earlier date as determined by the Company’s board of Directors) to consummate a business combination and it is uncertain that the Company will be able to by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the Trust Account and Working Capital Loans for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One significant accounting estimate included in these financial statements is the determination of the fair value of the Private Placement Warrants.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2022 or 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000, and investments held in Trust Account. The Company’s investments held in the Trust Account as of December 31, 2021 were comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds. Any loss incurred or a lack of access to such funds could have an adverse impact on the Company’s financial condition, results of operations, and cash flows.

At December 31, 2022, the funds held in the Trust Account are held solely in cash (i.e., one or more bank accounts). This is a result of the Company’s instruction to Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to cease holding securities in the Trust Account and to liquidate the securities held in the Trust Account.

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

Previously, and as of December 31, 2021, the Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account were comprised of U.S. government securities, the investments were classified as trading securities. When the Company’s investments held in the Trust Account were comprised of money market funds, the investments were recognized at fair value. Trading securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in the Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account were determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheets.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The change in fair value is recognized in the Company’s consolidated statements of operations. The fair value of the Public Warrants is measured based on the listed market price of such the Public Warrants. The fair value of the Private Placement Warrants was initially measured using a Monte Carlo simulation model. Beginning as of September 30, 2021, the fair value of the Private Placement Warrants has been measured based on the listed market price of the Public Warrants, which represent an observable market quote for a similar asset in an active market. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the consolidated statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares upon completion of the Initial Public Offering and Over-Allotment. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, 17,223,528 and 52,500,000 shares of Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the IPO and Over-Allotment, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as an increase in the redemption value of the Class A ordinary shares subject to possible redemption as reflected on the accompanying statements of changes in shareholders’ deficit.

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

	For the Year Ended December 31,		For the Year Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$6,112,338	$1,788,137	$16,073,578	$4,018,394

Denominator:
Basic and diluted weighted average ordinary shares outstanding	44,864,818	13,125,000	52,500,000	13,125,000

Basic and diluted net income per ordinary share	$0.14	$0.14	$0.31	$0.31

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is evaluating the impact of this standard on the consolidated financial statements.

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

Note 5 - Related Party Transactions

Founder Shares

On August 7, 2020, the Sponsor paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 14,375,000 Class B ordinary shares (the “Founder Shares”). The Sponsor agreed to forfeit up to 1,875,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”) to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the IPO. On October 22, 2020, in connection with the issuance of the Sponsor IPO Units, the Sponsor surrendered 581,250 Founder Shares to the Company for no consideration, thus reducing the amount of Class B ordinary shares subject to forfeiture to 1,293,750 Class B ordinary shares. As a result of the underwriters’ partial exercise of the over-allotment option, and the remainder of the over-allotment units expiring unexercised, on December 3, 2020, 668,750 Class B ordinary shares were automatically surrendered by the Sponsor for no consideration. As of December 31, 2022 and 2021, no remaining Class B ordinary shares were subject to forfeiture.

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

Working Capital Loans - Related Parties

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

The principal balance of each Convertible Note is payable on the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date on which the Company liquidates the Trust Account upon the failure of the Company to consummate its initial Business Combination within the Business Combination Period. Such time period currently ends on September 30, 2023 (or such earlier date as is determined by the Company’s Board of Directors), as the Company’s proposal to extend the time period and was approved by the Company’s shareholders on October 17, 2022. The Convertible Notes do not bear interest. The holder of each Convertible Note has the option to convert all or any portion of the principal outstanding under such Convertible Note into warrants at a conversion price of $1.50 per warrant. However, the maximum principal amount that may be converted, as to both Convertible Notes and all other notes evidencing Working Capital Loans, is $1.5 million or such greater dollar amount as may be agreed to by the Company, with such approvals as may be necessary or advisable. The warrants into which the Convertible Notes may be converted will be substantially identical to the terms of the Private Placement Warrants. Such terms entitle the holder of a warrant to purchase one Class A ordinary share of the Company for $11.50.

As of December 31, 2022 and 2021, the Company had $1.5 million and $0, respectively, in borrowings under Working Capital Loans.

Administrative Services Agreement

The Company agreed to pay the Sponsor a total of $10,000 per month, commencing on the date of listing on the NYSE, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. From the date the securities were first listed on the NYSE through December 31, 2022, the Sponsor waived this fee.

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

Exchange Agreement

Concurrently with the execution of the BCA, Flexjet, Directional Capital LLC (“Directional”) and the Sponsor entered into an exchange agreement (the “Exchange Agreement”). Pursuant to the Exchange Agreement the Sponsor agreed to tender its 13,125,000 shares of Flexjet Class B common stock received in connection with the redomestication of Horizon as a Delaware company in exchange for shares of Flexjet Class A common stock and warrants to purchase shares of Flexjet Class A common stock (the “Exchange”). As part of the Exchange, Flexjet agreed to issue (i) warrants to purchase 20,000,000 shares of Flexjet Class A Common Stock, at an exercise price of $10.00 per share, (ii) warrants to purchase 20,000,000 shares of Flexjet Class A Common Stock, at an exercise price of $15.00 per share, and (iii) 50,000 shares of Flexjet Class A Common Stock, in each case, half of which such warrants and shares will be issued to Sponsor and half to Directional as part of the business combination transaction.

Sponsor Support Agreement

In connection with the execution of the BCA, the Company’s Sponsor entered into a Sponsor Support Agreement and Non-Redemption Agreement in which the Sponsor agreed, among other things, to: (i) waive its anti-dilution rights with respect to the Company’s shares it holds; (ii) vote at any meeting of Horizon’s shareholders, and in any action by written consent of the Company’s shareholders, all of its shares in favor of the adoption and approval of the BCA, the transactions contemplated thereby, including the Redomestication and the Business Combination Merger, and the other approvals contemplated to be sought with respect thereto; (iii) be bound by certain other covenants and agreements related to the Business Combination; (iv) be bound by certain transfer restrictions with respect to its Horizon Stock and Horizon Warrants; and (v) not redeem any of its shares in the Company or Warrants held by Sponsor in connection with the Business Combination, in each case, on the terms and subject to the conditions set forth in the Sponsor Support and Non-redemption Agreement.

Back-Stop Letter Agreement

Eldridge Industries, LLC (“Eldridge”), which indirectly controls the Company’s Sponsor has agreed to invest certain amounts in Flexjet at Closing under the letter agreement (the “Back-Stop Letter Agreement”) entered into by Eldridge concurrently with the execution of the BCA, as amended on December 16, 2022. Under the Back-Stop Letter Agreement, Eldridge agreed to purchase up to 14,900,000 shares of Flexjet Common Stock at $10.00 per share for an aggregate purchase price equal to the aggregate amount payable with respect to all redemptions made by the Company’s Public Shareholders in connection with the Business Combination up to $149,000,000 (the “Eldridge Back-Stop Amount”), reduced by the amount, if any, by which the Eldridge Back-Stop Amount plus the aggregate subscriptions for purchases of shares of Flexjet Common Stock in any PIPE Investment made by persons other than Eldridge Equity holders would exceed $279,000,000 in the aggregate.

Flexjet will pay to Eldridge a fee equal to 3% of the actual Eldridge Back-Stop Amount that is funded at the Closing as consideration for providing the backstop.

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

Contingent Fee Arrangement

The Company has entered into fee arrangements with an advisor in connection with the Company’s search for a prospective initial Business Combination. A portion of the fees in connection with the services rendered as of December 31, 2022, amounting to approximately $865,000 only become due and payable upon the closing of an initial Business Combination, and therefore not included as liabilities on the accompanying balance sheets.

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

Management continues to evaluate the impact of these types of risks and has concluded that while it is reasonably possible that these risks and uncertainties could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7 - Derivative Warrant Liabilities

As of December 31, 2022 and 2021, the Company had 17,500,000 and 6,266,667 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

Note 8 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 17,223,528 and 52,500,000 Class A ordinary shares outstanding, respectively, which were all subject to possible redemption and are classified within temporary equity in the consolidated balance sheets.

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

The Class A ordinary shares issued in the Initial Public Offering and issued as part of the Over-Allotment Units were recognized in Class A ordinary shares subject to possible redemption within temporary equity as follows:

Gross proceeds	$525,000,000
Less:
Proceeds allocated to Public Warrants	(26,425,000)
Class A ordinary shares offering costs	(19,938,092)
Plus:
Accretion of carrying value to redemption value	46,363,092
Class A ordinary shares subject to possible redemption at December 31, 2021	$525,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	1,563,097
Class A ordinary shares redemption	(353,882,209)
Class A ordinary shares subject to possible redemption at December 31, 2022	$172,680,888

Note 9 - Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting, and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 17,223,528 and 52,500,000 Class A ordinary shares issued and outstanding, respectively, all subject to possible redemption, and therefore classified as temporary equity on the consolidated balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 13,125,000 Class B ordinary shares outstanding, and no shares were subject to forfeiture.

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

Note 10 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

December 31, 2022

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative warrant liabilities - Public Warrants	$7,175,000	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$2,569,340	$—

December 31, 2021

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$525,037,813	$—	$—

Liabilities
Derivative warrant liabilities - Public Warrants	$16,275,000	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$5,828,000	$—

Level 1 assets at December 31, 2021 include investments in money market funds that invest in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. There were no assets measured at fair value on a recurring basis at December 31, 2022.

The Public Warrants are measured based on the listed market price of such warrants, a Level 1 measurement. The fair value of the Private Placement Warrants was initially measured using a Monte Carlo simulation model. Beginning as of September 30, 2021, the fair value of the Private Placement Warrants has been measured based on the listed market price of the Public Warrants. Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. As of December 31, 2022 and 2021, the Private Placement Warrants were Level 2 instruments due to being measured using an observable market quote for a similar asset in an active market. There were no transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2022.

For the year ended December 31, 2022 and 2021, the Company recognized a gain resulting from a decrease in the fair value of liabilities of approximately $12.4 million and $23.1 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying consolidated statements of operations.

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date these financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements which have not previously been disclosed within the consolidated financial statements.

Additional Working Capital Loans

On March 1, 2023, the Company obtained additional Working Capital Loans in the amount of $275,000 from Flint Rock Portfolio Trust, LLC, an affiliate of the Sponsor. The Working Capital Loans made by the lender is evidenced by a promissory note (the “2023 Note”). The Company expects to use the proceeds of the Working Capital Loans to fund working capital deficiencies and to finance transaction costs in connection with the Potential Business Combination (as to which there can be no assurance). The 2023 Note does not bear interest. The 2023 Note is an unsecured obligation and is payable from assets of our Company other than our Trust Account. The 2023 Note provides that the holder waives recourse to the Trust Account.

The principal balance of the 2023 Note is payable on the earlier of (i) the date on which we consummate our initial business combination and (ii) the date on which we liquidate the Trust Account upon the failure by us to consummate an initial business combination within the Business Combination Period. The holder of the 2023 Note has the option to convert all or any portion of the principal outstanding under such 2023 Note into warrants at a conversion price of $1.50 per warrant. However, the maximum principal amount that may be converted, as to the 2023 Note and all other notes evidencing Working Capital Loans, is $1.5 million or such greater dollar amount as may be agreed to by the Company, with such approvals as may be necessary or advisable. The warrants into which the 2023 Note may be converted will be substantially identical to the terms of the Private Placement Warrants issued by the Company in connection with its initial public offering. Such terms entitle the holder of a warrant to purchase one Class A ordinary share of the Company for $11.50.

Termination of the BCA

On April 11, 2023, pursuant to Section 10.1 of the BCA, Horizon, Epic, and Epic Fairgrave, Inc. entered into a Termination Agreement (the “Termination Agreement”) to terminate the BCA and abandon the transactions contemplated by the BCA (together, the “Termination”). The Termination Agreement also terminates and makes void the Ancillary Agreements (as defined in the BCA). Additionally, the Termination Agreement provides for a mutual release of claims among the parties and their affiliates.

As a result of the Termination, the BCA is of no further force and effect, with the exception of specified provisions in Section 10.2 of the BCA and the confidentiality provisions of the Ancillary Agreements, each of which shall survive the termination of the BCA and remain in full force and effect in accordance with their respective terms.

As a condition to the effectiveness of the Termination and the other matters contemplated by the Termination Agreement, Epic is required to pay Horizon a termination payment (the “Termination Payment”) of $30,059,000. The Termination Payment must be paid no later than five business days after the execution of the Termination Agreement. The Termination and the other transactions contemplated by the Termination Agreement are effective upon the Company’s receipt of the Termination Payment. If the Termination Payment is not paid within five business days, Horizon has the right to terminate the Termination Agreement.  If Horizon elects to terminate the Termination Agreement, the Termination and other transactions contemplated by the Termination Agreement shall not occur, and the BCA and each Ancillary Agreement shall continue in full force and effect.

As a result of the Termination Payment and after satisfying its liabilities for expenses and Working Capital Loans, Horizon expects to redeem all of its outstanding Class A ordinary shares for a redemption price of approximately $11.33 per share (the “Redemption Amount”). This is an expected increase of approximately $1.30 per share over the current $10.03 per share amount in the Trust Account (which current amount does not reflect any deductions for liabilities).

In view of the Business Combination Period in the Articles (September 30, 2023), Horizon will not be able to pursue an alternative business combination, and it therefore intends to liquidate as promptly as practicable and to return funds to holders of its Class A ordinary shares.

Horizon anticipates that the last day of trading in the Class A ordinary shares will be April 25, 2023. On or about the close of business on April 26, 2023, the Class A ordinary shares will be deemed canceled and will represent only the right to receive the Redemption Amount.  The Redemption Amount will be payable to the holders of Class A ordinary shares through the facilities of Continental Stock Transfer & Trust Company, Horizon’s transfer agent.

Horizon expects that the NYSE American will file a Form 25 with the Securities and Exchange Commission (the “SEC”) to delist its securities. Horizon thereafter expects to file a Form 15 with the SEC to terminate the registration of its securities under the Exchange Act. Our sponsor owns 87.7% of the Class A ordinary shares and 100% of the Class B ordinary shares. Our sponsor has waived its redemption rights with respect to the Class B ordinary shares and will not receive any portion of the final distribution amount. Horizon’s public warrants and private placement warrants are exercisable only from and after the closing of a business combination, so they will expire unexercised.